Form 10KSB
period 1999-12-31
EYE DYNAMICS INC
filed 2000-03-29
CIK 1097575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(X) Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1999.


                               EYE DYNAMICS, INC.
                               ------------------
                 (Name of small business issuer in its charter)

          Nevada                                       88-0249812
--------------------------                  ------------------------------------
( State or other jurisdiction               (I.R.S. Employer Identification No.)
 of incorporation)

2301 W. 205th Street, #106,                           Torrance, CA 90501
----------------------------                         ---------------------
(Address of principal executive offices)             (City, state and ZIP)

Issuer's telephone number 310-328-0477
                         -------------

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                  Common Stock      Par Value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ( ) Yes (X) No.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (X)

State issuer's revenues for its most recent fiscal year:   $847,606
                                                         ----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as a specified date within the past 60 days:

         Non-affiliate Equity: 3,449,984 shares @ $.25 per share = $862,496
         ------------------------------------------------------------------

The number of shares outstanding of the issuer's common stock as of February 8, 2000 was 9,139,46

Transitional Small Business Disclosure Format (check one).  ( )  Yes   (X) No

PART 1
------

ITEM 1.  DESCRIPTION OF BUSINESS
-------  -----------------------

1. The Company
--------------

         The Company was formed under the laws of Nevada in 1989 under the name Petro Plex, Inc., and changed its name to Drug Detection Systems, Inc. in 1991 upon the acquisition of OculoKinetics, Inc., a private corporation which initially developed the Company's products. Prior to the acquisition of OculoKinetics, Inc., the Company had no operations. In May 1993, the Company changed its name to Eye Dynamics, Inc. to better describe the Company's operating and marketing focus.

         The Company markets and distributes diagnostic equipment that utilizes the Company's proprietary technology and computer software to test individuals for impaired performance resulting from the influences of alcohol, drugs, illness, stress and other factors that affect eye and pupil performance. The Company also markets a medical diagnostic product that tracks and measures eye movements during a series of standardized tests. Results from the tests are used by physicians and clinicians as an aid in diagnosing problems of the vestibular (balance) system and other balance disorders. Testing of patients for irregular eye movements has been a standard medical procedure for several decades and the Company's products have gained a significant share of this highly specialized market.

         The underlying technology used in all of the Company's products is similar, yet differs in its application and use. The Company's products utilize infrared sensitive video cameras to monitor, videotape and analyze eye performance and movement. Medical research conducted over the past 50 years has furnished evidence demonstrating a relationship between irregular eye movement and abnormal central nervous system physiology. The causes of these conditions are numerous, and include the influences of alcohol, drugs, illness, stress, extreme fatigue and other neurological conditions. Generally, product development has followed two paths - that of performance evaluation and that of data gathering for medical diagnostic purposes.


2. The Products
---------------

         All the products share in a modular concept for efficiency in manufacturing. The products are PC Computer based with specialized and proprietary hardware and embedded firmware. The common element of the three is the viewport, where the individual being tested peers into a dark environment.

The medical product is more complex because it includes a goggle assembly that the patient wears. It is lightweight and uses microminiature video cameras. The goggle is an essential instrument because certain of the Electronystagmographic ("ENG") tests require the patients to move their heads and often to recline on an examining table.

         Common to operation of all the products is the use of infrared sensitive Charge Coupled Device ("CCD") video cameras that provide a bright video image even though the person being tested sees nothing but a small stimulus or tracking light amid complete darkness.

A. Medical Product
------------------

         For the medical market, The House InfraRed/Video ENG System is the first major technological improvement in over 40 years for this standard medical testing method. Eletronystagmographic (ENG) testing is a standard medical procedure used in assessing problems of the balance system of patients. This method provides enhanced diagnostic information for the medical practitioner to use for his final diagnosis of the patient's problem. The FDA granted approval in 1994 to market this product.

         Irregular eye movements and conditions are analyzed by medical specialists as an aid in diagnosing problems with the human balance system and other neurological conditions. Heretofore, all competitive products have used "electrodes" that are taped to the skin around the periphery of the patient's eyes and a very small electrical signal from the corneoretinal potential of the eyes drives a pen recorder. The pen recorder provides a graphical depiction of the eye movements under different test conditions. These graphs then are interpreted by the medical diagnostician.

         The Company's Infrared/Video ENG System was the first to replace the electrodes with infrared sensitive video cameras and with computer digital processing that follow the movement of the eyes and graphically portrays the movements much like the pen recorder. The Company believes the accuracy and display of the IR/Video ENG System is much improved over other existing testing methods. In addition, the use of video by the IR/Video ENG System allows the test administrator or medical practitioner to observe the eye movements directly and provides a videotape record of the test for later playback and additional analysis. The Company believes that this is a large improvement over prior technology. This product was first marketed in 1994, after gaining FDA approval to market. Since then most every competitor has changed from electrodes and is embracing video data acquisition as a superior technology.

MARKETING OF THE MEDICAL PRODUCT. Marketing of the IR/Video ENG System is done through a network of independently owned special instrument dealers ("SID's"). These independently owned businesses are distributors of not only the IR/Video ENG System, but of a variety of allied and related products for the audiometric and otolaryngology ("ENT") markets. These distributors are across the United

States and operate in territories that are assigned exclusively to them by the Company. In addition, there are several foreign distributors that are merchandising the product in countries such as Egypt, Hungary, Turkey, Thailand, Taiwan and Korea. The Company is not yet selling in the European common market countries due to lack of the "CE" mark of approval that must be acquired.

COMPETITION. The Company knows of several companies in the medical market making ENG testing equipment, including Micromedical Technologies, Inc. of Chatham, Illinois, ICS Medical Corporation of Schaumberg, Illinois and Nicolet Instruments of Madison, Wisconsin. The market for the ENG type products is mature and represents only annual growth estimated at 5%, but because of the advancement of technology spurred by the Company's introduction of video data acquisition methods in 1994, the market for replacement products has been robust and will continue to be so for the foreseeable future.

Competitive companies now all have Video ENG Goggle products and there is a great deal of price pressure in the market. As a consequence, the Company has had to meet price competition and this has had some effect on overall gross margins. To combat this competitive pressure the Company has been able to reduce our manufacturing costs enough to offset the gross margin loss.

B. Performance Testing
----------------------

         Impaired worker performance can result from many factors. While substance abuse receives the most attention, it has been reported that billions of dollars are lost annually due to worker impairment caused by other factors, such as prescription and/or over-the-counter medications, stress, extreme fatigue and illness. Costs are substantial for businesses with impaired workers and are reflected in low productivity, accidents, higher workers compensation costs, equipment and merchandise damage, as well as rising insurance premiums.

         Over the past decade, different types of performance tests have evolved based on extensive scientific studies validating the relationship between test results and the impaired performance of an individual. They assess an individual's motor and cognitive skills at the time of the test.

         The Company's performance evaluation product consists of the EPS-100 Performance System. The EPS-100 is based on methods developed by the federal government and used by law enforcement over the past 25 years. The EPS-100 is a simple computer system that evaluates the ability of an individual's eyes to follow a moving light and react to a dim and bright light stimulus. The EPS-100 is non-diagnostic and non-judgmental. It evaluates performance of the individual for safety and productivity purposes. The initial price for the product was $15,000, but with redesign and improved components and modest sales volume the product is being repriced to $8,000, which the Company believes is competitive with the price of professional desktop breath testing analyzers commonly used by law enforcement for assessment of blood alcohol content ("BAC") levels in individuals.

         A second model, the EM/1 is designed for use by law enforcement agencies for forensic purposes and assists in evaluation of individuals suspected of driving or being under the influence of intoxicants.

         In most states, law enforcement agencies use a six point evaluation of people thought to be intoxicated. This is referred to as the Standardized Field Sobriety Test ("SFST"). The SFST includes three tests for balance and three tests involving eye performance. Thus, the Company believes there is a need for a product that can be utilized, not only in the jail or precinct house, but in the field by traffic patrol cars. This product must ultimately be in a 'hand held' configuration.

         Hardware for the EM/1 is similar to the EPS-100, but different operating software requires that a person trained and certified in SFST and Drug Recognition and Evaluation operate the equipment and evaluate eye performance. >From the EM/1 test results and other test information, the evaluator draws an opinion as to whether the individual is impaired and under the influence of intoxicants or not, or possibly should be medically treated. The video tape made of the test is then used as evidence to support the conclusion of the law enforcement officer and, depending on the jurisdiction, may be admissible as evidence in court proceedings. The EM/1 is also priced at $8,000 per unit.

Marketing of the EPS-100 and EM/1.
----------------------------------

         The Company has been test marketing the EPS-100 and has sold a number of units in various locales. Currently, independent sales representatives are being recruited to achieve geographic distribution coverage over the United States. However, implementation of a full marketing plan is contingent on receipt of additional working capital.

         Also, modification of current government testing regulations must be achieved in order for the EPS-100 to be totally accepted by the corporate sector. Current regulations are all written around urine based testing; modifications of these regulations to allow for performance based testing methods in lieu of urine based screening tests is necessary to gain market acceptance for the EPS-100. The Company is actively involved with various government agencies to modify applicable regulations and procedures so that they will encompass testing based on eye movement and performance. While governmental agencies such as the Department of Education have expressed an interest in the Company's products, management believes that changing governmental testing regulations will be a lengthy process and success is not assured.

Competition.
------------

         Competition for the EPS-100 is from companies that have developed tests and devices that evaluate motor and cognitive skills. These take the form of hand-eye coordination tests, divided attention tests and other behavioral tests or series of tests administered either in series or selectively. The Company has identified three such competitors that are actively marketing their products, including Performance Factors, Inc. located in Golden, Colorado, Essex Corporation of Columbia, Maryland and Pulse Medical Instruments of Rockville, Maryland.

         The Company knows of only one other company, Pulse Medical Instruments of Rockville, Maryland that is developing a product to be directly competitive with the Company's products. The Pulse Medical product does not use video sensors and its results are displayed in graphic form on a computer monitor for the qualified expert to interpret. The Company believes that such competitive product is much more expensive than the EPS-100 and is still being developed and validated as a useful device.

         The EPS-100 differs from its competitors' tests because the EPS-100 test evaluates changes in eye performance which are involuntary responses and not under the control of the individual. For this reason, these responses cannot be changed, improved upon or learned. All the other competitive forms of performance tests can be learned and over time the individual being tested can improve his skills. The Company feels that this difference is an important competitive advantage over other forms of performance tests.

Engineering and Manufacturing
-----------------------------

         The Company has performed all its own design and engineering of products and has developed all software and validation of software algorithms that are used in the analysis portion of the proprietary software.

         Manufacturing of the products is primarily done through subcontracting with various suppliers. The Company does not rely on a single supplier for the major manufacturing of items. Various companies build and test product modules on an OEM contract basis. Final system integration and testing is completed by the Company prior to shipment of devices to end customers.

         Manufactured or fabricated modules include the molded eye piece, the goggle assembly, the viewport assembly and proprietary printed circuit boards. As a majority of the components in the Company's products are readily available, the Company does not anticipate undertaking internal manufacturing of any components. Manufacturing operations consist of only assembly, testing and packaging functions.

         Late in 1999 the Company experienced a tightening of supply for the various components that its subcontractors must acquire for its products. The result was a longer lead time requirement for placing production orders and a stocking of more inventory of certain items than was required in the past. The Company believes that this situation is a result of the burgeoning economy and overall good business conditions.

Patents & Proprietary Protection.
---------------------------------

         The Company licenses the technology used in its performance evaluation products from Ronald A. Waldorf, Chairman of the Board of Directors and founder of OculoKinetics, Inc., which was acquired by the Company in 1991. The license is for the term of the underlying patent, and calls for annual royalties of $100.

         The Company is the owner of a patent issued in August 1992, covering specifically the EPS-100 and EM/1 models. The existence of patents may be important to the Company's future operations but there is no assurance that additional patents will be issued. For both of the above named patents, eleven foreign patents have been issued and or are pending in several foreign countries.

         Proprietary information and trade secrets relate to a number of items, but essentially cover the method of obtaining data regarding eye performance.

         There have been no significant changes in patents and other proprietary protection matters during 1999. The maintenance of foreign patents is rather expensive and the continuance will be reviewed on a case by case basis as they become due for renewal payments.


Employees.
----------

         The Company currently employs three employees full time, including its President, a development engineer and a marketing manager. Other part time consulting and commissioned personnel are also utilized. The Company's employees are not parties to any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.


ITEM 2   DESCRIPTION OF PROPERTY
------   -----------------------

The Company owns no real estate. Company offices are leased in an industrial complex at 2301 W. 205th St., #106, Torrance, CA 90501. The offices are 960 square feet in size and the lease expires April 30, 2001. Various subcontractor facilities are utilized for manufacturing of the products.

ITEM 3   LEGAL PROCEEDINGS
------   -----------------

There are no pending legal proceedings to which the Company is a party or to which the property interests of the Company are subject.


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

There were no matters submitted to the vote of security holders during 1999.

PART II
-------


ITEM 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------   --------------------------------------------------------

A. MARKET INFORMATION
---------------------

The Company's common stock is traded on the OTC Bulletin Board under the symbol "EYDY".

Price Range of Common Stock:

The following table sets forth the quarterly high and low closing bid and ask prices for the Common Stock, as reported on the OTC/Bulletin Board, during the 1999 fiscal year.
                                     CLOSING BID                CLOSING ASK
                                     -----------                -----------
Fiscal 1999                         LOW       HIGH             LOW      HIGH
-----------                         ---      -----             ---     -----
         First Quarter              .14       .46              .16       .51
         Second Quarter             .13      1.30              .14      1.33
         Third Quarter              .37       .87              .42       .98
         Fourth Quarter             .02       .37              .31      .625

B. HOLDERS: As of December 31, 1999, the Company's Common Stock was held of record by approximately 97 holders. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners.

C. DIVIDENDS: The Company has paid no cash dividends on its Common Stock and has no present intention of paying cash dividends in the foreseeable future. Payment of cash dividends in the future will depend, among other things, on the Company's future earnings, requirements for capital improvements, the operating and financial conditions of the Company and other factors deemed relevant by the Board of Directors.

D. RECENT SALE OF UNREGISTERED SECURITIES: During 1999, the Company sold 750,000 shares of Common Stock for cash upon exercise of options to one purchaser. In addition, the Company issued 88,888 shares of Common Stock to a consultant for services rendered.

         The Company believes that the issuances were exempt under Regulation D of the Securities Act of 1933, as amended, or Rule 701 thereunder.

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS.
------   -----------------------------------------------------------

         The Company has invested substantial funds in the last several years developing and validating its products. Successful marketing of the Infrared/Video ENG System has been achieved, but this is a niche type market and because of this, revenue growth is limited. Production of this system on a profitable basis has been achieved for this product as well as securing a contract to supply key portions of the product on a private label basis. Almost all of the Company's current revenues come from sale of this product.

         The EPS-100 Performance System has been sold to a few locales and the beta marketing has been successful. For large scale sale of this product the Company needs to have federal drug testing regulations modified. This is a significant project requiring a coordinated effort with potential users, government officials and the help of legislative bodies. Therefore, additional investment capital is required to launch the marketing of the EPS-100 product. A large scale marketing/lobbying effort will be necessary for this product to succeed.

         The Company is in the midst of soliciting capital investment for this project. Until such capital is available, the EPS-100 marketing launch is being delayed and revenues from sale of the medical product will continue to sustain the Company, as it has the past year. Operating expenses are low and in keeping with current revenue levels. There are no planned capital equipment expenditures for the foreseeable future.

RESULTS OF OPERATIONS.
----------------------

Calendar Year Ended December 31, 1999 Compared to Year Ended December 31, 1998.
-------------------------------------------------------------------------------

         Revenues from sale of products increased by 25% from $679,000 in 1998 to $847,000 in 1999. This increase is due to an increase in unit volume of medical products, but was also largely influenced by the change in distribution policy that was implemented in July of 1998. The distribution change eliminated the Company's exclusive distributor of the medical products as the Company began selling directly to end users through a Special Instrument Dealer network. Eliminating the distributor increased the average selling price per unit which also contributed to the increase in revenues.

         The private label medical system buyer was also important to the overall growth in 1999. In 1998 this customer purchased 20 systems whereas in 1999 this increased to 35 systems, an increase of 75% with only a nominal change in system selling price. The goal for 2000 is a minimum of 50 systems.

         The distributor change also increased the Company's marketing expense because the distributor was no longer in place to absorb these expenses. The increased marketing expense was not offset by the increased gross profit and with increased non-operating expense a loss of $(45,667) occurred against a loss of $(35,501) in 1998. The cost of sales for 1999 was held in check which resulted in a gross profit of 57% as opposed to 40% for 1998. This substantial improvement was needed as non-operating expenses continue to increase.

         There are no plans for significant capital expenditures for the near future. Product development is limited due to financial resources available and is concentrated on software and product improvements that will make our current products more competitive and desirable.

         A note payable became due on December 31, 1999. The Company started negotiating a settlement of the note and the accrued interest on the note in August 1999. The creditor was not very responsive, but, after several weeks of discussion a settlement agreement was reached on December 27th. However, on December 30th the creditor reneged on the settlement and has not put forth a demand for payment nor offered a revised settlement agreement. The settlement the Company agreed to provided for a partial cash payment and the balance in shares of the Company. The Company has continued to probe the creditor to negotiate a settlement, but to date, they have not been responsive.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         At December 31, 1999, the Company had cash and cash equivalents of $50,580. The principal source of liquidity has been cash generated from operations and, to a lesser degree, cash from sales of securities. Management anticipates that additional capital will be required to finance its operations in the future. The Company believes that expected cash flow plus the anticipated proceeds from sales of securities will be sufficient to finance its operations at currently anticipated levels for a period of at least twelve months. However, there can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated.

ITEM 7   FINANCIAL STATEMENTS
------   --------------------


                              HAROLD Y SPECTOR, CPA
                         80 South Lake Avenue, Suite 723
                               Pasadena, CA 91101



                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Board of Directors and stockholders of Eye Dynamics, Inc.

I have audited the accompanying consolidated balance sheets of Eye Dynamics, Inc. (a Nevada corporation) and its subsidiary, Oculokinetics, Inc. (a California corporation), as of December 31, 1999 and 1998, and the related consolidated statements of operations and accumulated deficit, and cash flows for the years then ended, and the accompanying supplementary information contained in Schedules A and B, which are presented only for supplementary analysis purposes. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit has a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of Eye Dynamics, Inc. and its subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company's deficit in stockholders' equity and working capital raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Harold Y Spector, CPA
Pasadena, California
March 2, 2000

                         EYE DYNAMICS, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998


                                     ASSETS
                                                         1999            1998
                                                      ----------      ----------
Current Assets
  Cash                                                $  50,580       $  36,452
  Account Receivables                                   119,228         118,620
  Inventories                                            50,083          60,263
  Prepaid Expenses                                        4,952               0
                                                      ----------      ----------

         Total Current Assets                           224,843         215,335
                                                      ----------      ----------

Property and Equipment
  Furniture and Fixtures                                  1,432           1,432
  Equipment                                              13,331          12,632
                                                      ----------      ----------
                                                         14,763          14,064
Less: Accumulated Depreciation                           (7,612)         (5,015)
                                                      ----------      ----------

         Total Property and Equipment                     7,151           9,049
                                                      ----------      ----------

Other Assets
  Receivable for Consigned Inventory                     10,250          10,250
  Consigned Inventory                                    51,250          51,250
  Organizational Costs, net of accumulated
   amortization of $4,858                                     0               0
  Deposits                                               15,992           6,141
                                                      ----------      ----------

         Total Other Assets                              77,492          67,641
                                                      ----------      ----------

TOTAL ASSETS                                          $ 309,486       $ 292,025
                                                      ==========      ==========

                   SEE ACCOMPANYING NOTES AND AUDITOR'S REPORT

                         EYE DYNAMICS, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                         1999            1998
                                                     ------------   ------------
Current Liabilities
  Accounts Payable                                   $    46,491    $    92,528
  Accrued Expenses                                       275,146        255,601
  Consigned Inventory                                     61,500         61,500
  Deposit from Shareholders                                7,758              0
  Line of Credit                                               0         45,013
  Notes Payable, current Portion                         430,191        430,191
                                                     ------------   ------------

         Total Current Liabilities                       821,086        884,833
                                                     ------------   ------------

Long-Term Liabilities                                          0              0
                                                     ------------   ------------

         Total Liabilities                               821,086        884,833
                                                     ------------   ------------

Stockholders' Equity (Deficit)
  Common Stock, $.001 par value, 50,000,000
   shares authorized; 9,139,460 shares
   issued and outstanding in 1999,8,300,627
   in 1998                                                 9,139          8,300
  Paid-in Capital                                      2,459,063      2,333,027
  Accumulated Deficit                                 (2,979,802)    (2,934,135)
                                                     ------------   ------------

         Total Stockholders' Equity (Deficit)           (511,600)      (592,808)
                                                     ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                     $   309,486    $   292,025
                                                     ============   ============

                  SEE ACCOMPANYING NOTES AND AUDITOR'S REPORT

                         EYE DYNAMICS, INC. & SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                     Years ended December 31, 1999 and 1998


                                                       1999              1998
                                                   ------------     ------------

SALES                                              $   847,606      $   679,540

COST OF SALES - SCHEDULE A                             370,143          392,303
                                                   ------------     ------------

GROSS PROFIT                                           477,463          287,237

OPERATING EXPENSES - SCHEDULE B                        483,043          284,721
                                                   ------------     ------------

INCOME (LOSS) FROM OPERATIONS                           (5,580)           2,516
                                                   ------------     ------------

OTHER INCOME (EXPENSES)
  Interest Expenses                                    (38,393)         (36,285)
  Penalties and Late charges                               (94)            (132)
                                                   ------------     ------------

         Total Other Income (Expenses)                 (38,487)         (36,417)
                                                   ------------     ------------

NET INCOME (LOSS) BEFORE TAXES                         (44,067)         (33,901)

PROVISION FOR INCOME TAXES                               1,600            1,600
                                                   ------------     ------------

NET INCOME (LOSS)                                      (45,667)         (35,501)

ACCUMULATED DEFICIT
  Beginning Balance                                 (2,934,135)      (2,898,634)
                                                   ------------     ------------

  Ending Balance                                   $(2,979,802)     $(2,934,135)
                                                   ============     ============

Net Loss per share - Primary                       $     (.005)     $     (.005)
                                                   ============     ============

Net Loss per share - Fully Diluted                 $     (.004)     $     (.004)
                                                   ============     ============

Weighted Average shares outstanding                  8,948,383        7,502,030
                                                   ============     ============

                  SEE ACCOMPANYING NOTES AND AUDITOR'S REPORT

                         EYE DYNAMICS, INC. & SUBSIDIARY
                                  COST OF SALES
                     Years ended December 31, 1999 and 1998


                                   SCHEDULE A

COST OF SALES                                            1999            1998
                                                     -----------     -----------
Beginning Inventory                                  $   60,263      $   30,434
Purchases                                               256,091         320,919
Labor & Commissions                                     102,492          86,972
Consigned Inventory                                           0          10,250
Other Overhead Costs                                      1,380           3,991
                                                     -----------     -----------
                                                        420,226         452,566
Less: Ending Inventory                                   50,083          60,263
                                                     -----------     -----------

       Total Cost of Sales                           $  370,143      $  392,303
                                                     ===========     ===========


                  SEE ACCOMPANYING NOTES AND AUDITOR'S REPORT

                         EYE DYNAMICS, INC. & SUBSIDIARY
                               OPERATING EXPENSES
                     Years ended December 31, 1999 and 1998


                                   SCHEDULE B

OPERATING EXPENSES                                       1999           1998
                                                      -----------    -----------
Accounting                                            $   16,500     $    6,300
Advertising                                                1,004              0
Automobile                                                 5,527          4,200
Bad Debts                                                  1,487          3,568
Bank Charge                                                1,186            407
Billing                                                        0          1,006
Cash Discounts                                             2,464          7,839
Commissions                                               62,973         21,848
Consulting                                                73,625         10,591
Depreciation                                               2,597          2,336
Dues and Subscriptions                                       752            390
Education                                                    999              0
Employee Benefits Program                                    775              0
Freight                                                   23,112         12,205
Insurance                                                 10,401          4,649
Legal and Professional                                    20,352         14,331
Licenses & Regulatory Fees                                 4,106          1,983
Meals and Entertainment                                    2,826             44
Miscellaneous                                                  0             21
Office Supplies                                            4,224         11,888
Payroll Taxes                                             14,457         10,815
Postage                                                    8,379          4,045
Printing and Collateral                                   13,297          3,721
Rent and Lease                                            11,943         11,736
Repair and Maintenance                                       196            208
Royalty                                                        0          1,000
Sales Promotion & Public Relations                         8,364            475
Salaries - Officers                                      108,000         90,400
Salaries and Wages                                             0         10,963
Shows and Exhibits                                         6,368          6,500
Subcontractor and Outside Services                           200              0
Supplies                                                   5,124          7,626
Taxes - Other                                                 21            168
Telephone                                                  9,521          9,134
Travel                                                    61,430         23,457
Utilities                                                    833            868
                                                      -----------    -----------

       Total Operating Expenses                       $  483,043     $  284,721
                                                      ===========    ===========

                  SEE ACCOMPANYING NOTES AND AUDITOR'S REPORT


                                          EYE DYNAMICS, INC. & SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    Years ended December 31, 1999 and 1998


                                         Common Stock             Paid-in     Accumulated
                                    Shares          Amount        Capital       Deficit        Total
---------------------------------------------------------------------------------------------------------
Balance at December 31, 1997       7,329,194      $   7,329    $ 2,302,027   $(2,898,634)  $  (589,278)

Issuance stock for salaries          400,000            400
                                                                                                   400
Issuance stock for consulting        321,433            321
                                                                                                   321
Exercising stock options             250,000            250         31,000                      31,250

Net Loss                                                                         (35,501)      (35,501)
                                 ------------------------------------------------------------------------

Balance at December 31, 1998       8,300,627      $   8,300    $ 2,333,027   $(2,934,135)  $  (592,808)


Issuance stock for consulting         88,833             89         33,036                      33,125

Exercising stock options             750,000            750         93,000                      93,750

Net Loss                                                                         (45,667)      (45,667)
                                 ------------------------------------------------------------------------

Balance at December 31, 1999       9,139,460    $     9,139    $ 2,459,063   $(2,979,802)  $  (511,600)
                                 ========================================================================


                  SEE ACCOMPANYING NOTES AND AUDITOR'S REPORT

                         EYE DYNAMICS, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1999 and 1998


                                                          1999          1998
                                                      ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                   $   (45,667)  $   (35,501)
  Adjustments to reconcile net loss to net
   cash used by operating activities
   Depreciation                                             2,597         2,336
   Issuance Stocks for Salaries                                 0           400
   Issuance Stocks for Consulting Fees                     33,125           321
   (Increase) Decrease in:
         Accounts Receivable                                 (608)      (85,912)
         Inventories                                       10,180       (29,829)
         Prepaid Expenses                                  (4,952)            0
         Consigned Inventory                                    0        10,250
         Receivable for Consigned Inventory                     0       (10,250)
         Deposits                                          (9,851)       (5,482)
   Increase (Decrease) in:
         Accounts Payable                                 (46,037)       29,509
         Accrued Expenses                                  19,545        81,972
                                                      ------------  ------------

NET CASH (USED) BY OPERATING ACTIVITIES                   (41,668)      (42,186)
                                                      ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Equipment                                      (699)       (1,903)
                                                      ------------  ------------

NET CASH (USED) BY INVESTING ACTIVITIES                      (699)       (1,903)
                                                      ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Deposit from Shareholders                                 7,758             0
  Proceeds from exercising of options                      93,750        31,250
  Proceeds from (Payment to) Line of Credit               (45,013)       45,013
  Payments to Officers' Loans                                   0           (83)
                                                      ------------  ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  56,495        76,180
                                                      ------------  ------------

NET INCREASE IN CASH                                       14,128        32,091

BEGINNING OF YEAR                                          36,452         4,361
                                                      ------------  ------------

END OF YEAR                                           $    50,580   $    36,452
                                                      ============  ============

SUPPLEMENTAL DISCLOSURES:
  Cash Paid During the Year for:
         Interest                                     $     1,559   $         0
                                                      ============  ============

         Income Tax                                   $     1,600   $     1,600
                                                      ============  ============

                  SEE ACCOMPANYING NOTES AND AUDITOR'S REPORT

                         EYE DYNAMICS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 1999 and 1998


NOTE 1 - NATURE OF BUSINESS

Eye Dynamics, Inc. ("the Company") was formed under the laws of Nevada on August 7, 1989 under the name Petro Plex, Inc. and adopted later as Drug Detection Systems, Inc. The Company changed its name to Eye Dynamics, Inc. and became a California foreign corporation on November 2, 1992.

Eye Dynamics, Inc. is a medical technology company engaged in research, development, manufacture, and marketing of non-invasive medical products and software.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company uses the accrual basis of accounting in accordance with generally accepted accounting principles.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Oculokinetics, Inc. (a California corporation), after elimination of all material intercompany accounts and transactions.

The subsidiary had no operations in both years of 1999 and 1998. All revenue is derived from the Company.

Use of estimates

The preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

The Company prepares its consolidated statements of cash flows using the indirect method as defined under Financial Accounting Standards Board Statement No. 95.

                         EYE DYNAMICS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 1999 and 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Revenue is recognized when the products are shipped.

Accounts Receivable

The Company has not established an allowance for doubtful accounts and does not use reserve method for recognizing bad debts. Bad debts are treated as direct write-offs in the period management determines that collection is not probable. Bad debt expense totaled $1,487 and $3,568 for years ended December 31, 1999 and 1998, respectively.

Inventories

Costs incurred for materials, technology and shipping are capitalized as inventories and charged to cost of sales when revenue is recognized.

Inventories consist of finished goods and are stated at the lower of cost or market, using the first-in, first-out method.

Property and Equipment

Property and Equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets. Depreciation expense was $2,597 and $2,336 for 1999 and 1998, respectively.

Income Taxes

The Company accounts income taxes in accordance with Financial Accounting standards Board Statement No. 109 "Accounting For Income Taxes" (SFAS No. 109). SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in the Company's financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

                         EYE DYNAMICS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 1999 and 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification

Certain reclassifications have been made to the 1998 consolidated financial statements to conform with the 1999 consolidated financial statement presentation. Such reclassification had no effect on net loss as previously reported.

NOTE 3 - LINE OF CREDIT

In 1998, the Company established a $65,000 operating line of credit with Wells Fargo Bank at the bank's prime rate plus 2.75%. This line of credit is payable on demand and is personally guaranteed by the Company's President. As of December 31, 1999 and 1998, the balance due was $0 and $45,013, respectively.

NOTE 4 - NOTES PAYABLE
                                                           1999          1998
                                                        ----------    ----------
a)Notes to Officers, compound interest
  accrued at 10%; due 60 days after
  dates of notes; unsecured                             $  23,470     $  23,470

b)Notes to Others, interest at 12% per
  annum; due on demand, unsecured                          10,000        10,000

c)Note to TESA Corporation, interest at
  at 7% payable on maturity date,
  December 31, 1999; maturing 11% of
  gross revenues, collateralized by
  accounts receivable, inventories,
  patents and a licensing agreement                       396,721       396,721
                                                        ----------    ----------

Total                                                     430,191       430,191
Less current maturities                                   430,191       430,191
                                                        ----------    ----------
Long-term debt, net                                     $       0     $       0
                                                        ==========    ==========

NOTE 5 - SETTLEMENT AGREEMENT AND MUTUAL RELEASE

On December 29, 1993, the Company entered into a settlement agreement and mutual release with TESA Corporation, a former distributor. The agreement provided a payment of $400,000 with simple interest at 7% per annum, payable on or before December 31, 1999. The note principal is payable in monthly installments of 11% of gross revenue on the sales (See Note 4c). As of December 31, 1999 and 1998, interest of $167,987 and $139,991 was accrued and no principal payments were made, respectively. The Company is currently negotiating the note.

                         EYE DYNAMICS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 1999 and 1998


NOTE 5 - SETTLEMENT AGREEMENT AND MUTUAL RELEASE (Continued)

The agreement also provides a payment of $10,250 for each of the first nine product units sold after the agreement as compensations for repurchased units. As of December 31, 1999 and 1998, the balance of these consigned inventories was $51,250 in both years. There was a receivable of $10,250 on the consigned inventory as of December 31, 1999.

NOTE 6 - INCOME TAXES

The Company files separate federal and state income tax returns with its subsidiary.

Provision for income taxes in the consolidated statements of operations for years ended December 31, 1999 and 1998 consist of $1,600 minimum state income taxes in each year, $800 for each corporation.

As of December 31, 1999, the Company has net operating loss carryforwards, approximately, of $538,048 to reduce future taxable income. The subsidiary has NOL carryforwards of $1,481,264. To the extent not utilized, both carryforwards will begin to expire through 2012.

NOTE 7 - COMMON STOCK TRANSACTION

In 1999, the Company issued 88,833 shares of its common stock to a consultant, in the amount of $33,125, for his service rendered. The balance owed to the consultant as of December 31, 1999 was $19,500.

NOTE 8 - STOCKS OPTIONS

In December, 1996, the Company granted 300,000 shares of stock purchase options to principals of Impairment Detection Services, Ltd., as compensation for rescission of Distributor and Preferred Manufacturer Agreements dated on March 8, 1996. The options are exercisable at $0.20 per share and expire on December 20, 1999.

In 1999, the Company granted 60,000 non-qualified stock options to officers and directors at fifty-four cents ($.54) through September 2001.

In addition, the Company had 2,500,000 outstanding stock options at various exercise prices and expiration dates.

                         EYE DYNAMICS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 1999 and 1998


NOTE 8 - STOCKS OPTIONS (Continued)

A summary of options outstanding as of December 31, 1999 is shown as follows:

                           Exercise         No. of shares     Expiration
                             Price           Outstanding         Date
                           --------         -------------     ----------
                           $.10                 400,000        1/2000
                           $.54                  60,000        9/2001
                           $.25               1,000,000       11/2001
                           $.375              1,000,000       11/2001
                           $.001                100,000       11/2001
                                            ------------
                                              2,560,000
                                            ============

In 1999 and 1998, there were 750,000 and 250,000 stock options exercised, respectively.

NOTE 9 - EARNINGS (LOSS) PER SHARE

Earnings per share is based on the weighted average number of shares of common stock and common stock outstanding during the period. Earnings per share is computed using the treasury stock method. Had the Stock Options (See Note 8) been issued as of December 31, 1999, the Company's earnings (loss) per share would have been $(0.004) for both years ended December 31, 1999 and 1998.

NOTE 10 - SEGMENT INFORMATION

SFAS No. 131 "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the subsidiary did not have any operations in 1999 or 1998, and all income are derived from the Company; accordingly, detailed information of the reportable segment is not presented.

NOTE 11 - RELATED PARTY TRANSACTION

In 1998, the Company issued 721,433 shares of stock at par value for officers' salaries and consulting fees.

                         EYE DYNAMICS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 1999 and 1998


NOTE 12 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has employment agreements with two officers that provide for aggregate annual compensation of $156,000 and $160,000 in 1999 and 1998, respectively. The agreements are automatically renewed year to year. The agreements may be terminated by the Company or by the officers with notice 60 days prior to any expiration date.

The unpaid officer's salaries of $48,000 in 1999 are being forgiven by the officers.

Lease Commitments

The Company leases its office facilities for $768 per month. The lease expires April 2001. Rent expense totaled $9,216 and $10,416 for 1999 and 1998, respectively.

The Company leases various office equipments at $185 per month which commence to expire in 1999.

As of December 31, 1999, the minimum commitments under these leases are as follows:
                                    December 31,         Amounts
                                    ------------        ---------
                                       2000             $  9,216
                                       2001                3,072
                                                        ---------
                                       Total            $ 12,288
                                                        =========

NOTE 13 - GOING CONCERN

The accompanying consolidated financial statements are presented on the basis that the Companies are going concerns. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying consolidated financial statements, as of December 31, 1999, the Company has accumulated deficit of $2,979,802, a stockholders' deficit of $511,600 and its current liabilities exceed current assets by $596,243.

Management is currently involved in active negotiations to convert a note payable of $396,721 into equity, and actively increasing marketing efforts to increase revenues. The Company continued existence depends on its ability to meet its financing requirements and the success of its future operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                         EYE DYNAMICS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 1999 and 1998


NOTE 14 - YEAR 2000

The Year 2000 issue is the result of shortcomings in many electronic data processing systems and other electronic equipment that may adversely affect the Company's operations as early as fiscal year 1999.

The Company had assessed its various types of electronic equipment and does not believe the Year 2000 issue will pose significant operational problems.

ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
------   ---------------------------------------------

         None

PART III
--------


ITEM 9   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.
------   -------------------------------------------------------------

The directors and executive officers of the Company are as follows:

NAME                       AGE      POSITION
----                       ---      --------

Charles E. Phillips        64       President, Treasurer & Director

Ronald A. Waldorf          51       Vice President, Secretary & Director

Arnold D. Kay              64       Director

Barbara J. Mauch           54       Chief Product Development Engineer

The directors are elected annually at the Annual Shareholders Meeting and the term of office is nominally one year.

Charles E. Phillips and Ronald A. Waldorf have been directors of the Company since 1991 and Arnold D. Kay was elected a director in September 1999.

RONALD A. WALDORF has been Chairman of the Board of Directors of the Company since 1991 and is active in overall policy formation and strategic planning for the Company. He is the inventor of the IR/Video ENG System, EPS-100 and EM/1 products. He also owns a patent covering closely related technology that has been licensed exclusively to the Company. Since 1969 Waldorf has been active in the field of otolaryngology, primarily in an academic research environment at the University of Florida, College of Medicine and at the University of California (Irvine), Department of Surgery. He has published numerous articles on vestibular and optokinetic research in international scientific and medical journals and was the principal investigator in a research grant funded by the National Institute of Health/National Institute on Alcohol Abuse and Alcoholism (NIH/NIAAA). Since 1981 he has acted as a consultant to clinics and hospitals in the Los Angeles area, including the House Ear Clinic. He has also consulted to a Japanese company developing new technologies for eye movement detection.
         Waldorf earned an M.S. in 1972 from Department of Physiology, College of Medicine, University of Florida, Gainesville, Florida.

CHARLES E. PHILLIPS has been President and a Director of the Company and predecessor since its inception in 1988. Prior to forming OculoKinetics, Inc. - later Eye Dynamics, Inc. Mr. Phillips operated Charles E. Phillips, Inc., a management and marketing consulting firm. His work has included assignments in marketing, operations and the initiation of start-up ventures. He has over 35 years of management experience in both large and small firms. From 1974 to 1985, Mr. Phillips was Executive Vice President and Director of Akai America, Ltd., a consumer electronics company. His management background has encompassed marketing, new product planning, sales, advertising, finance, accounting, manufacturing, quality assurance and distribution.
         Phillips was granted a B.A. in 1956 from Pepperdine College, Los Angeles, California with emphasis on Business and Speech Education.

ARNOLD D. KAY was elected a Director in September 1999. He has more than 30 years experience in finance, sales and administration. Mr. Kay was an employee of the Company from 1991 to 1994. He currently is co-owner and General Manager of Lomita Blueprint/CADWEST of Lomita, California, a software and computer imaging business focusing in design, graphics and distribution of CAD software and systems.
         Mr. Kay was Granted a B.S. in Business Administration/Finance from California State University, Northridge, California in 1961.

BARBARA J. MAUCH is the primary product development engineer for the Company. She has been with the Company since 1989 and is responsible for product engineering and software development. Her background encompasses computer systems design and software development for access control of buildings and other properties. She served as a Director of the Company from 1991 to 1996.
         Ms. Mauch earned a B.S. in Mathematics from Northern Colorado University, Greeley, Colorado in 1971 and at UCLA, Los Angeles, California completed the Master's program in computer science.

ITEM 10  EXECUTIVE COMPENSATION
-------  ----------------------

The following table summarizes all compensation accrued and paid by the Company in 1999 to the chief executive officer and each other executive officer:

                           SUMMARY COMPENSATION TABLE

                   Annual Compensation        Compensation Awards
                   -------------------        -------------------
Name and                                               Securities
Principal                                Restricted    Underlying     All Other
Position    Year   Salary  Bonus  Other    Stock         Options    Compensation
--------    ----   ------  -----  -----  ----------    ----------   ------------

Charles E.
Phillips,
CEO         1999  $60,000     0      0           0       100,000              0

Ronald A.
Waldorf,
Secretary
& Director  1999        0     0      0           0        10,000              0

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT
-------  ------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock of the Company as of December 31, 1999, by (i) each of the Company's directors and executive officers, and (ii) all directors and executive officers as a group.


Name & Address                      Number of Shares          Percentage Owned
--------------                      ----------------          ----------------

Charles E. Phillips                 2,567,489 (1)                  27.2 (1)
2301 W. 205th St., #106
Torrance, CA 90501

Ronald A. Waldorf                   1,901,315 (2)                  20.2 (2)
2301 W. 205th St., #106
Torrance, CA 90501

Arnold D. Kay                          73,128 (3)                    .8 (3)
2301 W. 205th St., #106
Torrance, CA 90501

All directors and executive         4,541,932                      49.6
officers as a group
(3 persons)

--------------------------------------

(1) Includes 115,000 shares covered by options exercisable within 60 days

(2) Includes 115,000 shares covered by options exercisable within 60 days

(3) Includes 5,000 shares covered by options exercisable within 60 days

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------  ----------------------------------------------

Since inception, the Company has borrowed funds from Mr. Charles E. Phillips, its president and CEO and from employee Barbara Mauch under various promissory notes. These notes bear interest at 10% per annum and are unsecured. As of December 31, 1999, the balance of the notes was $23,470, and the unpaid accrued interest totalled $49,475.

The Company has employment agreements with its CEO and an employee that provide for aggregate annual compensation of $150,000. The agreements are automatically renewed year to year. The agreements may be terminated by the Company or the officers with notice 60 days prior to any expiration date.

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(A)  The following exhibits are included herein or incorporated by reference:

     3(i)*    Articles of Incorporation, as amended.

     3(ii)*   Bylaws

     10.1* Employment Agreement, dated April 1, 1989 with Charles E. Phillips

     10.2* Employment Agreement, dated December 1, 1989 with Barbara J. Mauch

     10.3* Exclusive Licensing Agreement, dated November 1, 1989 with Ronald A. Waldorf

     27       Financial Data Schedule

* Incorporated by reference from Amendment No. 1 to the Registration Statement on Form 10-SB, filed on December 13, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Eye Dynamics, Inc.



 Date: March 27, 2000                       By /s/Charles E. Phillips
                                               ------------------------------
                                               Charles E. Phillips, President