Form 10QSB
period 2000-03-31
EYE DYNAMICS INC
filed 2000-05-15
CIK 1097575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 2000.

                           Commission File No. 0-27857

                               EYE DYNAMICS, INC.
                               ------------------
        (Exact name of small business issuer as specified in its charter)

          Nevada                                       88-0249812
----------------------------------          ------------------------------------
( State or other jurisdiction               (I.R.S. Employer Identification No.)
 of incorporation or organization)

2301 W. 205th Street, #106, Torrance, CA                  90501
-----------------------------------------              -----------
(Address of principal executive offices)               ( Zip Code)

Issuer's telephone number 310-328-0477
                          ------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


The number of shares outstanding of the issuer's common stock as of March 31, 2000 was 9,139,460.

Transitional Small Business Disclosure Format (check one) ( ) Yes; (X) No.

PART 1   FINANCIAL INFORMATION
------   ---------------------

ITEM 1.  FINANCIAL STATEMENTS
-------

                             Harold Y. Spector, CPA
                         80 South Lake Avenue, Suite 723
                               Pasadena, CA 91101

To the Board of Directors
Eye Dynamics, Inc.
Torrance, California


I have compiled the accompanying consolidated balance sheets of Eye Dynamics, Inc. (a Nevada corporation) and its wholly-owned subsidiary, Oculokinetics, Inc. (a California corporation), as of March 31, 2000 and 1999, and the related consolidated statements of operations and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. I have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Note 10 to the consolidated financial statements, the Company's significant operating losses, working capital deficiency and deficit in stockholders' equity raise substantial doubt about their abilities to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Harold Y. Spector, CPA
Pasadena, California
May 5, 2000

                         EYE DYNAMICS, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                            March 31,
                                                      2000               1999
                                                   -----------       -----------

Current Assets
  Cash                                             $   67,926        $   52,842
  Account Receivables                                  65,105            93,491
  Inventories                                          55,013            58,368
  Prepaid Expenses                                      2,281                 0
                                                   -----------       -----------

    Total Current Assets                              190,325           204,701
                                                   -----------       -----------

Property and Equipment
  Furniture and Fixtures                                1,432             1,432
  Equipment                                            13,331            12,632
                                                   -----------       -----------
                                                       14,763            14,064

  Less: Accumulated Depreciation                       (8,279)           (5,647)
                                                   -----------       -----------

    Total Property and Equipment                        6,484             8,417
                                                   -----------       -----------

Other Assets
  Receivable for Consigned Inventory                   20,500            10,250
  Consigned Inventory                                  41,000             1,250
  Organizational Costs, net of accumulated
   amortization of $4,858                                   0                 0
  Deposits                                             16,397             3,344
                                                   -----------       -----------

    Total Other Assets                                 77,897            64,844
                                                   -----------       -----------

TOTAL ASSETS                                       $  274,706        $  277,962
                                                   ============      ===========

                 See Accompanying Notes and Accountant's Report                3

                         EYE DYNAMICS, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                              March 31,
                                                        2000             1999
                                                  ------------      ------------
Current Liabilities
  Accounts Payable                                $    50,914       $    55,423
  Accrued Expenses                                    285,607           223,914
  Income Tax Payable                                    1,600             1,600
  Consigned Inventory                                  61,500            61,500
  Deposit from Shareholders                             7,758                 0
  Line of Credit                                            0            10,702
  Notes Payable, current Portion                      406,999           430,191
                                                  ------------      ------------

    Total Current Liabilities                         814,378           783,330
                                                  ------------      ------------

Long-Term Liabilities                                       0                 0
                                                  ------------      ------------

    Total Liabilities                                 814,378           783,330
                                                  ------------      ------------

Stockholders' Equity (Deficit)
  Common Stock, $.001 par value, 50,000,000
   shares authorized; 9,139,460 shares
   issued and outstanding in 2000, and
   9,050,627 in 1999                                    9,139             9,050
  Paid-in Capital                                   2,459,063         2,426,027
  Accumulated Deficit                              (3,007,874)       (2,940,445)
                                                  ------------      ------------

    Total Stockholders' Equity (Deficit)             (539,672)         (505,368)
                                                  ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                            $   274,706       $   277,962
                                                  ============      ============

                 See Accompanying Notes and Accountant's Report                4

                         EYE DYNAMICS, INC. & SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)
                   Three months ended March 31, 2000 and 1999

                                                      2000               1999
                                                  ------------      ------------
SALES                                             $   202,784       $   164,418

COST OF SALES - SCHEDULE A                            102,651            72,733
                                                  ------------      ------------

GROSS PROFIT                                          100,133            91,685

OPERATING EXPENSES - SCHEDULE B                       117,064            85,221
                                                  ------------      ------------

INCOME (LOSS) FROM OPERATIONS                         (16,931)            6,464
                                                  ------------      ------------

OTHER INCOME (EXPENSES)
  Cash Discounts                                         (390)             (876)
  Late Charges and Penalties                              (14)                0
  Interest Expenses                                    (9,137)          (10,298)
                                                  ------------      ------------

    Total Other Income (Expenses)                      (9,541)          (11,174)
                                                  ------------      ------------

NET INCOME (LOSS) BEFORE TAXES                        (26,472)           (4,710)

PROVISION FOR INCOME TAXES                              1,600             1,600
                                                  ------------      ------------

NET INCOME (LOSS)                                     (28,072)           (6,310)

ACCUMULATED DEFICIT
  Beginning Balance                                (2,979,802)       (2,934,135)
                                                  ------------      ------------

  Ending Balance                                  $(3,007,874)      $(2,940,445)
                                                  ============      ============

Earnings (Loss) per share                         $   (0.0031)      $   (0.0007)
                                                  ============      ============

Weighted Average Shares Outstanding                 9,139,460         8,633,960
                                                  ============      ============

                 See Accompanying Notes and Accountant's Report                5

                         EYE DYNAMICS, INC. & SUBSIDIARY
                                  COST OF SALES
                                   (Unaudited)
                   Three months ended March 31, 2000 and 1999


                                                               SCHEDULE A

                                                       2000               1999
                                                    ---------          ---------
Beginning Inventory                                 $  50,083          $ 60,263
Purchases                                              78,769            59,007
Labors & Commissions                                   28,812            11,622
Other Overhead Costs                                        0               209
                                                    ---------          --------
                                                      157,664           131,101
Less: Ending Inventory                                 55,013            58,368
                                                    ---------          --------

  Total Cost of Sales                               $ 102,651          $ 72,733
                                                    =========          ========

                 See Accompanying Notes and Accountant's Report                6

                         EYE DYNAMICS, INC. & SUBSIDIARY
                               OPERATING EXPENSES
                                   (Unaudited)
                   Three months ended March 31, 2000 and 1999


                                                                SCHEDULE B

                                                           2000            1999
                                                        --------        --------
Accounting                                              $  3,200        $  2,000
Advertising                                                3,758              79
Automobile                                                 1,858           1,050
Bank Charge                                                  195              60
Commissions                                               10,422          13,722
Consulting                                                   600           3,000
Depreciation                                                 667             632
Dues and Subscriptions                                        66              66
Freight                                                    5,179           2,926
Insurance                                                  1,988           4,600
Legal and Professional                                     6,208           5,602
Licenses & Regulatory Fees                                   256             287
Meals and Entertainment                                       75             122
Office Supplies                                            2,850             649
Other Expenses                                                88               0
Payroll Taxes                                              5,094           3,781
Postage and Stationeries                                   2,941             620
Printing and Collateral                                    7,091           1,429
Rent and Lease                                             3,034           3,584
Sales Promotion & Public Relations                           525           2,745
Salaries - Officers                                       27,000          27,000
Salaries and Wages                                         5,519             670
Shows and Exhibits                                        16,982           1,750
Supplies                                                   1,542             524
Telephone                                                  2,543           1,533
Temporary Labor                                              100               0
Travel                                                     7,084           6,597
Utilities                                                    199             193
                                                        --------        --------
  Total Operating Expenses                              $117,064        $ 85,221
                                                        ========        ========

                 See Accompanying Notes and Accountant's Report                7

                         EYE DYNAMICS, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                   Three months ended March 31, 2000 and 1999

                                                            2000          1999
                                                         ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                      $(28,072)     $ (6,310)
  Adjustments to reconcile net loss to net
   cash provided by operating activities
   Depreciation                                               667           632
   (Increase) Decrease in:
      Accounts Receivable                                  54,123        25,129
      Inventories                                          (4,930)        1,895
      Prepaid Expenses                                      2,671             0
      Receivable on Consigned Inventory                   (10,250)            0
      Consigned Inventory                                  10,250             0
      Deposits                                               (405)        2,797
   Increase (Decrease) in:
      Accounts Payable                                      4,423       (37,105)
      Accrued Expenses                                     10,461       (31,687)
      State Tax Payable                                     1,600         1,600
                                                         ---------     ---------

NET CASH PROVIDED (USED) BY OPERATING
 ACTIVITIES                                                40,538       (43,049)
                                                         ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES                            0             0
                                                         ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuing common stock                            0        93,750
  Payments to Line of Credit                                    0       (34,311)
  Payments to Notes Payable                               (23,192)            0
                                                         ---------     ---------

NET CASH PROVIDED (USED) BY FINANCING
 ACTIVITIES                                               (23,192)       59,439
                                                         ---------     ---------

NET INCREASE (DECREASE) IN CASH                            17,346        16,390

BEGINNING OF PERIOD                                        50,580        36,452
                                                         ---------     ---------

END OF PERIOD                                            $ 67,926      $ 52,842
                                                         =========     =========

SUPPLEMENTAL DISCLOSURES:
  Cash Paid During the Period for:
     Interest                                            $      0      $  1,161
                                                         =========     =========

     Income Tax                                          $      0      $      0
                                                         =========     =========

                 See Accompanying Notes and Accountant's Report                8

                         EYE DYNAMICS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Three months ended March 31, 2000 and 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information

In the Opinion of the management of Eye Dynamics, Inc. & Subsidiary (the Company), the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial positions as of March 31, 2000 and 1999, and the results of operations and cash flows for the three months then ended. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the fiscal year ended December 31, 1999.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Oculokinetics, Inc. (a California corporation), after elimination of all material intercompany accounts and transactions.

The subsidiary had no operations in both periods of 2000 and 1999. All revenue is derived from the Company.

Use of estimates

The preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. As of March 31, 2000, there were no cash equivalents.

The Company prepares its consolidated statements of cash flows using the indirect method as defined under Financial Accounting Standards Board Statement No. 95.

                 SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REPORT

                         EYE DYNAMICS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Three months ended March 31, 2000 and 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

The Company has not established an allowance for doubtful accounts and does not use reserve method for recognizing bad debts. Bad debts are treated as direct write-offs in the period management determines that collection is not probable. There was no bad debt expense for both three months ended March 31, 2000 and 1999.

Inventories

Costs incurred for materials, technology and shipping are capitalized as inventories and charged to cost of sales when revenue is recognized.

Inventories consist of finished goods and are stated at the lower of cost or market, using the first-in, first-out method.

Property and Equipment

Property and Equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets. Depreciation expense was $667 and $632 for 2000 and 1999, respectively.

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

Reclassification

Certain reclassifications have been made to the 1999 consolidated financial statements to conform with the 2000 consolidated financial statement presentation. Such reclassification had no effect on net loss as previously reported.

                 SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REPORT

                         EYE DYNAMICS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Three months ended March 31, 2000 and 1999

NOTE 2 - LINE OF CREDIT

In 1998, the Company established a $65,000 operating line of credit with Wells Fargo Bank at the bank's prime rate plus 2.75%. This line of credit is payable on demand and is personally guaranteed by the Company's President. As of March 31, 2000 and 1999, the balance due was $0 and $10,702, respectively.


NOTE 3 - NOTES PAYABLE

Notes Payable consist of the following at March 31,

                                                            2000           1999
                                                        ----------      ----------
a.)Notes to Officers, interest at 10%,
   accrued semi-monthly; due 60 days
   after dates of notes; unsecured                       $    278       $  23,470

b.)Notes to Others, interest at 12%,
   due on demand, unsecured                                10,000          10,000

c.)Note to TESA Corporation, interest
   at 7% payable on maturity date,
   December 31, 1999; maturing 11% of
   gross revenues, collateralized by
   accounts receivable, inventories,
   patents and a licensing agreement                      396,721         396,721
                                                        ----------      ----------
                                                          406,999         430,191

Less current maturities                                   406,999         430,191
                                                        ----------      ----------

Long-term debt, net                                     $       0       $       0
                                                        ==========      ==========

NOTE 4 - SETTLEMENT AGREEMENT AND MUTUAL RELEASE

On December 29, 1993, the Company entered into a settlement agreement and mutual release with TESA Corporation, a former distributor. The agreement provided a payment of $400,000 with simple interest at 7% per annum, payable on or before December 31, 1999. The note principal is payable in monthly installments of 11% of gross revenue on the sales (See Note 3c). As of March 31, 2000 and 1999, interest of $174,987 and $118,994 was accrued and no principal payments were made, respectively. The Company is currently negotiating the note.

                 SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REPORT

                         EYE DYNAMICS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Three months ended March 31, 2000 and 1999


NOTE 4 - SETTLEMENT AGREEMENT AND MUTUAL RELEASE (Continued)

The agreement also provides a payment of $10,250 for each of the first nine product units sold after the agreement as compensations for repurchased units. As of March 31, 2000 and 1999, the balance of these consigned inventories was $41,000 and $51,250, respectively. There was a receivable of $20,500 and $10,250 on these consigned inventories as of March 31, 2000 and 1999, respectively.

NOTE 5 - INCOME TAXES

The Company files separate federal and state income tax returns with its subsidiary.

Provision for income taxes in the consolidated statements of operations for three months ended March 31, 2000 and 1999 consist of $1,600 minimum state income taxes in each year, $800 for each corporation.

The Company has net operating loss carryforwards of $539,648 to reduce future taxable income. The subsidiary has NOL carryforwards of $1,481,264. To the extent not utilized, both carryforwards will begin to expire through 2019.

NOTE 6 - STOCK OPTIONS

The Company granted 150,000 non-qualified stock options to employees in lieu of salary at fifteen cents per share ($.15) through February 2003. In addition, the Company had 2,160,000 outstanding stock options at various exercise prices and expiration dates.

A summary of options outstanding as of March 31, 2000 is shown as follows:

             Exercise         No. of shares         Expiration
               Price           Outstanding             Date
             --------        --------------         ----------
             $0.54                 60,000             9/2001
             $0.25              1,000,000            11/2001
             $0.375             1,000,000            11/2001
             $0.15                150,000             2/2003
             $0.001               100,000            11/2001
                             --------------
                                2,310,000
                             ==============

There were no options exercised during the three months ended March 31, 2000, and 1999.

                 SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REPORT

                         EYE DYNAMICS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Three months ended March 31, 2000 and 1999

NOTE 7 - EARNINGS (LOSS) PER SHARE

Earnings per share is based on the weighted average number of shares of common stock and common stock outstanding during the period. Earnings per share is computed using the treasury stock method. Had the Stock Options (See Note 6) been issued as of March 31, 2000, the Company's loss per share would have been $0.0024.

NOTE 8 - SEGMENT INFORMATION

SFAS No. 131 "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the subsidiary did not have any operations in 2000 or 1999, and all income are derived from the Company; accordingly, detailed information of the reportable segment is not presented.


NOTE 9 - LEASE COMMITMENTS

The Company leases its office facilities for $768 per month. The lease expires April 2001. Rent expense totaled $2,304 and $2,737 for three months ended March 31, 2000 and 1999, respectively.

The Company leases various office equipments at $185 per month which commence to expire in 2000.

As of March 31, 2000, the minimum commitments under these leases are as follows:

                      December 31,        Amounts
                      ------------        -------
                      2000                $ 6,912
                      2001                  3,072
                                          -------
                      Total               $ 9,984
                                          =======

NOTE 10 - GOING CONCERN

The accompanying consolidated financial statements are presented on the basis that the Companies are going concerns. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying consolidated financial statements, the Company incurred a net operating loss of $23,192 for three months ended March 31, 2000, and as of that date, the Company has accumulated deficit of $3,007,874, a stockholders' deficit of $539,672 and its current liabilities exceed current assets by $624,053.

                 SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REPORT

                         EYE DYNAMICS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Three months ended March 31, 2000 and 1999

NOTE 10 - GOING CONCERN (Continued)

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

                 SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REPORT

ITEM 2.  Management's Discussion and Analysis or Plan of Operation.
------

Continued successful marketing of the Infrared/Video ENG System along with the manufacture and sale of a private label ENG type product has been achieved in this quarterly period. Almost all of the Company's current revenues come from sale of these products.

Revenues for the quarterly period were 23 percent higher than for the same period in 1999. Sales increased to $202,784 from $164,418 in first quarter of 1999. However, a larger loss for the period was sustained in 2000 as compared with the 1999 quarter. The loss in the first quarter of 1999 was $6,310, as compared to a loss of $28,072 for the same period in 2000. A major factor in the increased the loss was a change in accounting policy; in the first quarter of 2000 commissions payable were booked as sales revenues were booked, as compared with paying and recording the commission expenses when paid in the first quarter of 1999. The policy for payment of the commissions was not changed; payment is made after receipt of the payment from the customer. This change accounted for approximately $10,000 of the quarterly loss. Another factor was the expenses of a major national exhibition that occurred in March, 2000, wherein this same exhibition occurred in late April in 1999. This expenses of this event exceeded $14,000 and were fully expensed in this quarterly period.

Printing and collateral expenses exceeded the prior year by $5,500 because of the earlier date of the exhibit at the American Academy of Audiology in Chicago, Illinois in March, 2000.

Collectively, these additional expenses in the first quarter came to almost $30,000, which is more than the loss reported. Gross profits remain suitable and with a more aggressive promotional activity of shows and exhibits plus workshops and direct mail campaigns, the prospect for increased business is very good.

PART II  OTHER INFORMATION
-------  -----------------

ITEM 1.  LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or to which the property interests of the Company are subject.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of security holders during this quarterly reporting period.

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------


         27       Financial Data Schedule

         SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  Eye Dynamics, Inc.



                  Date: May 12, 2000              By /s/Charles E. Phillips
                                                  ------------------------------
                                                  Charles E. Phillips, President