Form 10QSB
period 2000-06-30
EYE DYNAMICS INC
filed 2000-08-14
CIK 1097575

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2000.


                               EYE DYNAMICS, INC.
                 (Name of small business issuer in its charter)

          Nevada                                        88-0249812
( State or other jurisdiction               (I.R.S. Employer Identification No.)
 of incorporation)

2301 W. 205th Street, #106,                            Torrance, CA 90501
(Address of principal executive offices)              (City, state and ZIP)

Issuer's telephone number 310-328-0477

The number of shares outstanding of the issuer's common stock as of June 30, 2000 was 9,616,313.

Transitional Small Business Disclosure Format (check one) ( ) Yes; (X) No.

PART 1   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

To the Board of Directors and Stockholders
Eye Dynamics, Inc.
Torrance, California


I have reviewed the accompanying consolidated balance sheets of Eye Dynamics, Inc. (a Nevada corporation) and its wholly-owned subsidiary, Oculokinetics, Inc. (a California corporation), as of June 30, 2000, and the related consolidated statements of operations for the three and six months ended June 30, 2000, and cash flows for the six months ended June 30, 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Eye Dynamics, Inc.

A review consist principally of inquires of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on our review, I am not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.

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

The accompanying financial statements for the six months ended June 30, 1999 were compiled by me in accordance with Statements of Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. A compilation is limited to presenting in the form of financial statements information that is the representation of management. I have not audited or reviewed the 1999 financial statements and, accordingly, I do not express an opinion or any other form of assurance on them.



/s/ Harold Y. Spector, CPA
Pasadena, California
August 8, 2000

EYE DYNAMICS, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2000 (Reviewed) and 1999 (Compiled)


ASSETS
         June 30,
                                                         2000            1999
Current Assets
  Cash                                                $  40,000       $  66,426
  Account Receivables                                    46,750          87,280
  Inventories                                            60,381          63,919
  Prepaid Expenses                                        1,367               0

    Total Current Assets                                148,498         217,625

Property and Equipment
  Furniture and Fixtures                                  1,432           1,432
  Equipment - Telemed                                    13,331          12,632
                                                         14,763          14,064
  Less: Accumulated Depreciation                         (8,946)         (6,279)

    Total Property and Equipment                          5,817           7,785

Other Assets
  Organizational Costs, net of accumulated
   amortization of $4,858                                     0               0
  Receivable - Consigned Inventory                       20,500          10,250
  Consigned Inventory                                    41,000          51,250
  Deposits                                               13,071           5,835

    Total Other Assets                                   74,571          67,335

TOTAL ASSETS                                          $ 228,886       $ 292,745

EYE DYNAMICS, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2000 (Reviewed) and 1999 (Compiled)


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
         June 30,
                                                       2000             1999
Current Liabilities
  Accounts Payable                                 $    35,280      $    52,991
  Accrued Expenses                                     274,706          235,064
  Consigned Inventory                                   61,500           61,500
  Deposit from Shareholders                              7,758           55,000
  Line of Credit                                             0            4,995
  Notes Payable, current Portion                       406,999          430,191

    Total Current Liabilities                          786,243          839,741

Long-Term Liabilities
  Long-term debt                                             0                0

    Total Liabilities                                  786,243          839,741

Stockholders' Equity (Deficit)
  Common Stock, $.001 par value,
   50,000,000 shares authorized;
   9,616,313 shares issued and
   outstanding in 2000, and 9,095,960
   in 1999                                               9,616            9,096
  Paid-in Capital                                    2,553,957        2,471,314
  Accumulated Deficit                               (3,120,930)      (3,027,406)

    Total Stockholders' Equity (Deficit)              (557,357)        (546,996)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                   $   228,886      $   292,745

EYE DYNAMICS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For Three and Six months ended June 30, 2000(Reviewed) and 1999 (Compiled)

                                                   Three Months ended               Six Months ended
                                                         June 30,                        June 30,
                                                    2000           1999            2000            1999
SALES                                          $   147,067     $   176,787     $   349,850     $   341,205

COST OF SALES                                       64,704          92,562         167,354         165,295

GROSS PROFIT                                        82,363          84,225         182,496         175,910

OPERATING EXPENSES                                 186,132         161,606         303,196         246,827

INCOME (LOSS) FROM
         OPERATIONS                               (103,769)        (77,381)       (120,700)        (70,917)

OTHER INCOME (EXPENSES)
  Cash Discounts                                      (400)              0            (790)           (876)
  Late Charges and Penalties                             0             (94)            (14)            (94)
  Interest Expenses                                 (8,887)         (9,486)        (18,024)        (19,784)

    Total Other Income (Expenses)                   (9,287)         (9,580)        (18,828)        (20,754)

NET INCOME (LOSS) BEFORE TAXES                    (113,056)        (86,961)       (139,528)        (91,671)

PROVISION FOR INCOME TAXES                               0               0           1,600           1,600

NET INCOME (LOSS)                              $  (113,056)    $   (86,961)    $  (141,128)    $   (93,271)

Net Loss per share                             $    (0.012)    $    (0.010)    $    (0.015)    $    (0.011)

Weighted Average Shares Outstanding              9,616,313       9,095,960       9,377,887       8,864,960

EYE DYNAMICS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2000 (Reviewed) and 1999 (Compiled)


                                                           2000          1999
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                     $(141,128)    $ (93,271)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation                                             1,334         1,264
   Issuance stock for consulting fee                       95,371        45,333
   (Increase) Decrease in:
      Accounts Receivable                                  72,478        31,340
      Inventories                                         (10,298)       (3,656)
      Prepaid Expenses                                      3,585             0
      Receivable on Consigned Inventory                   (10,250)            0
      Consigned Inventory                                  10,250             0
      Deposits                                              2,921           306
   Increase (Decrease) in:
      Accounts Payable                                    (11,211)      (39,537)
      Accrued Expenses                                       (440)      (20,537)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES           12,612       (78,758)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Equipment                                         0        (1,903)

NET CASH (USED) BY INVESTING ACTIVITIES                         0        (1,903)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuing common stock                            0        93,750
  Deposits from Stockholders                                    0        55,000
  Payments to Line of Credit                                    0       (40,018)
  Payments to Officers' Loan                              (23,192)            0

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES          (23,192)      108,732

NET INCREASE (DECREASE) IN CASH                           (10,580)       29,974

BEGINNING OF PERIOD                                        50,580        36,452

END OF PERIOD                                           $  40,000     $  66,426

SUPPLEMENTAL DISCLOSURES:
  Cash Paid During the Period for:
     Interest                                           $      95     $   1,464

     Income Tax                                         $   1,600     $   1,600

EYE DYNAMICS, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information

In the Opinion of the management of Eye Dynamics, Inc. & Subsidiary (the Company), the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial positions as of June 30, 2000 and 1999, and the results of operations for the three months and six months ended June 30, 2000 and 1999, and cash flows for the six months ended June 30, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the fiscal year ended December 31, 1999.

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

Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Management of the Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made. There was no bad debt expense neither for 2000 nor 1999.

EYE DYNAMICS, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories consist of finished goods and are stated at the lower of cost or market, using the first-in, first-out method.

Property and Equipment

Property and Equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets. Depreciation expense was $1,334 and $1,264 for 2000 and 1999, respectively.

Research and Development

Research and development costs are expensed as incurred.

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


NOTE 2 - LINE OF CREDIT

In 1998, the Company established a $65,000 operating line of credit with Wells Fargo Bank at the bank's prime rate plus 2.75%. This line of credit is payable on demand and is secured by all assets of the Company. As of June 30, 2000 and 1999, the balance due was $0 and $4,995, respectively.

EYE DYNAMICS, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - NOTES PAYABLE

Notes Payable consist of the following at June 30,

                                                           2000           1999
a.) Notes to Officers, interest at 10%,
     accrued semi-monthly; due 60 days
     after dates of notes; unsecured                     $    278       $ 23,470

b.) Notes to Others, interest at 12%,
     due on demand, unsecured                              10,000         10,000

c.) Note to TESA Corporation, interest
     at 7% payable on maturity date,
     December 31, 1999; maturing 11% of
     gross revenues, collateralized by
     accounts receivable, inventories,
     patents and a licensing agreement                    396,721        396,721
                                                          406,999        430,191
Less current maturity                                     406,999        430,191

Long-term debt, net                                      $      0       $      0

NOTE 4 - INCOME TAXES

The Company files separate federal and state income tax returns with its subsidiary.

Provision for income taxes in the consolidated statements of operations for six months ended June 30, 2000 and 1999 consist of $1,600 minimum state income taxes in each year, $800 for each corporation.

The Company has net operating loss carry forwards of $539,648 to reduce future taxable income. The subsidiary has NOL carry forwards of $1,481,264. To the extent not utilized, both carry forwards will begin to expire through 2019.

NOTE 5 - COMMON STOCK TRANSACTIONS

In April 2000, the Company issued 400,000 shares common stock to a financial advisor at $.20 per share for his service rendered. The Company also issued 76,853 shares to a consultant for his consulting fee of $15,371. In April 1999, the Company issued common stock to a consultant in the amount of $45,333 for his service rendered.

EYE DYNAMICS, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - STOCKS OPTIONS

In February 2000, the Company granted 150,000 non-qualified stock options to officers in lieu of salary at fifteen cents ($.15) per share through February 2003.

In addition, the Company had 2,160,000 outstanding stock options at various exercise prices and expiration dates.

A summary of options outstanding as of June 30, 2000 is shown as follows:

Exercise                  No. of shares            Expiration
  Price                    Outstanding                Date
$.54                           60,000                9/2001
$.25                        1,000,000               11/2001
$.375                       1,000,000               11/2001
$.001                         100,000               11/2001
$.15                          150,000                2/2003
Total                       2,310,000


NOTE 7 - NET LOSS PER SHARE

Net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Basic net loss per share for six months ended June 30, 2000 and 1999 is $0.015 and $0.011, respectively. Net loss per share does not include options as they would be anti-dilutive in 2000 and 1999 due to the net loss in those periods.


NOTE 8 - SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the subsidiary did not have any operations in 2000 or 1999, and all income are derived from Parent; accordingly, detailed information of the reportable segment is not presented.


NOTE 9 - LEASE COMMITMENTS

The Company leases its office facilities for $787 per month. The lease expires April 2001. Rent expense totaled $4,646 and $5,026 for 2000 and 1999, respectively.

EYE DYNAMICS, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - LEASE COMMITMENTS (Continued)

The Company leases various office equipment at $196 per month which commence to expire in 2000.

As of June 30, 2000, the minimum commitments under these leases are as follows:
                      December 31,                     Amount
                          2000                         $4,722
                          2001                          3,148
                                                       $7,870


NOTE 10 - GOING CONCERN

The accompanying consolidated financial statements are presented on the basis that the Companies are going concerns. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying consolidated financial statements, the Company incurred net losses of $141,128 and $93,271 for six months ended June 30, 2000 and 1999; and as of June 30, 2000, the Company had accumulated deficit of $3,120,930, a working capital deficiency of $637,745 and a deficit in net worth of $557,357.

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



See Accompanying Notes and Accountant's Report

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

New `Windows' based software for the Infrared/Video ENG System was first shown at a major exhibition in Chicago in March 2000. Customers, both current and future prospects, expressed enthusiasm for this revised product. The development project is near completion with first shipment scheduled for late August 2000.

Our private label ENG business was very slow during May, June and into July, but as of this writing, the orders have increased and appear to be on an upward trend. Even with the temporary downturn in sales of the private label ENG product, year to date revenues were still 3% ahead of last at $349,850 as opposed to $341,205 for 1999.

Second quarter sales were $29,000 less than second quarter of 1999. Gross profit percent on sales remains steady, but an extraordinary expense for consulting was resolved in April by issuance of shares in lieu of cash payment. This affected the profit/loss significantly by increasing our expenses for the quarter by approximately $96,000.

This expense for financial and marketing consulting covered work done in the last half of 1999 through April of 2000 in one instance and July through December of 1999 in the other instance.

Operating profit was suitable as a percent of sales but not enough revenue was generated to offset these extraordinary expenses. A loss of $113,056 was recorded for the second quarter as opposed to a loss of $86,961 for the same period in 1999.

We are currently evaluating various products for marketing in order to increase sales , but with only a modest increase in fixed expenses.


PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or to which the property interests of the Company are subject.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

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



                                            Eye Dynamics, Inc.



                   Date: August 14, 2000    By /s/Charles E. Phillips
                                            Charles E. Phillips, President