Form 10QSB
period 2000-09-30
EYE DYNAMICS INC
filed 2000-11-13
CIK 1097575

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 2000.


                               EYE DYNAMICS, INC.
                 (Name of small business issuer in its charter)

         Nevada                                           88-0249812
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation)

2301 W. 205th Street, #106,                          Torrance, CA 90501
(Address of principal executive offices)             (City, state and ZIP)

                     Issuer's telephone number 310-328-0477


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes [X]   No [ ]


The number of shares outstanding of the issuer's common stock as of September 30, 2000 was 11,416,313.

Transitional Small Business Disclosure Format (check one) ( ) Yes; (X) No.

PART 1   FINANCIAL INFORMATION

ITEM 1.  Financial Statements


To the Board of Directors and Stockholders
Eye Dynamics, Inc.
Torrance, California


I have reviewed the accompanying consolidated balance sheets of Eye Dynamics, Inc. (a Nevada corporation) and its wholly-owned subsidiary, Oculokinetics, Inc. (a California corporation), as of September 30, 2000, and the related consolidated statements of operations for the three and nine months ended September 30, 2000, and cash flows for the nine months ended September 30, 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Eye Dynamics, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on our review, I am not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company's significant operating losses, working capital deficiency and deficit in stockholders' equity raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying financial statements for the nine months ended September 30, 1999 were compiled by me in accordance with Statements of Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. A compilation is limited to presenting in the form of financial statements information that is the representation of management. I have not audited or reviewed the 1999 financial statements and, accordingly, I do not express an opinion or any other form of assurance on them.



/S/ Harold Y. Spector, CPA
--------------------------
Harold Y. Spector, CPA
Pasadena, California
October 30, 2000

                         EYE DYNAMICS, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                September 30, 2000 (Reviewed) and 1999 (Compiled)


                                     ASSETS
                                                       2000           1999
                                                  --------------  --------------
Current Assets
  Cash                                            $      53,310   $      51,949
  Certificate of Deposit                                100,000               0
  Account Receivables                                    95,153          88,540
  Inventories                                            44,723          54,451
  Prepaid Expenses and Others                             1,815               0
                                                  --------------  --------------

    Total Current Assets                                295,001         194,940
                                                  --------------  --------------

Property and Equipment
  Furniture and Fixtures                                  1,432           1,432
  Equipment - Telemed                                    13,331          12,632
                                                  --------------  --------------
                                                         14,763          14,064
  Less: Accumulated Depreciation                         (9,613)         (6,910)
                                                  --------------  --------------

    Total Property and Equipment                          5,150           7,154
                                                  --------------  --------------

Other Assets
  Receivable - Consigned Inventory                       10,250          10,250
  Consigned Inventory                                    41,000          51,250
  Deposits                                               22,406          11,072
                                                  --------------  --------------

    Total Other Assets                                   73,656          72,572
                                                  --------------  --------------

TOTAL ASSETS                                      $     373,807   $     274,666
                                                  ==============  ==============


     The accompanying notes are an integral part of the financial statements

                         EYE DYNAMICS, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                September 30, 2000 (Reviewed) and 1999 (Compiled)


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                                                       2000           1999
                                                  --------------  --------------
Current Liabilities
  Accounts Payable                                $      28,484   $      64,145
  Accrued Expenses                                       10,008          24,871
  Accrued Interest                                      261,860         225,817
  Consigned Inventory                                    61,500          61,500
  Deposit from Shareholders                               7,758           7,758
  Line of Credit                                              0              12
  Notes Payable, current Portion                        406,999         430,191
                                                  --------------  --------------

    Total Current Liabilities                           776,609         814,294
                                                  --------------  --------------

Long-Term Liabilities
  Long-term debt                                              0               0
                                                  --------------  --------------

    Total Liabilities                                   776,609         814,294
                                                  --------------  --------------

Stockholders' Deficit
  Common Stock, $.001 par value,
   50,000,000 shares authorized;
   11,416,313 shares issued and
   outstanding in 2000, and 9,139,460
   in 1999                                               11,416           9,139
  Paid-in Capital                                     2,716,286       2,459,063
  Accumulated Deficit                                (3,130,504)     (3,007,830)
                                                  --------------  --------------

    Total Stockholders' Deficit                        (402,802)       (539,628)
                                                  --------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $     373,807   $     274,666
                                                  ==============  ==============


     The accompanying notes are an integral part of the financial statements

                              EYE DYNAMICS, INC. & SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF OPERATIONS
               For Three and Nine months ended September 30, 2000(Reviewed)
                                    and 1999 (Compiled)


                                        Three Months ended              Nine Months ended
                                           September 30,                   September 30,
                                       2000           1999             2000           1999
                                  --------------  --------------  --------------  --------------
SALES                             $     163,369   $     260,723   $     513,219   $     601,928

COST OF SALES                            65,460         114,196         232,814         279,491
                                  --------------  --------------  --------------  --------------

GROSS PROFIT                             97,909         146,527         280,405         322,437

OPERATING EXPENSES                       98,652         117,624         322,652         365,421
                                  --------------  --------------  --------------  --------------

INCOME (LOSS) FROM OPERATIONS              (743)         28,903         (42,247)        (42,984)
                                  --------------  --------------  --------------  --------------

NONOPERATING EXPENSES
  Interest Expenses                      (8,831)         (9,327)        (26,855)        (29,111)
  Consulting Expenses                         0               0         (80,000)              0
                                  --------------  --------------  --------------  --------------

    Total Nonoperating Expenses          (8,831)         (9,327)       (106,855)        (29,111)
                                  --------------  --------------  --------------  --------------

INCOME (LOSS) BEFORE TAXES               (9,574)         19,576        (149,102)        (72,095)

PROVISION FOR INCOME TAXES                    0               0           1,600           1,600
                                  --------------  --------------  --------------  --------------

NET INCOME (LOSS)                 $      (9,574)  $      19,576   $    (150,702)  $     (73,695)
                                  ==============  ==============  ==============  ==============

Net Loss per share - Basic        $       (0.00)  $        0.00   $       (0.02)  $       (0.01)
                                  ==============  ==============  ==============  ==============

Weighted Average Shares
 Outstanding - Basic                 10,216,313       9,139,460       9,657,362       8,956,460
                                  ==============  ==============  ==============  ==============


          The accompanying notes are an integral part of the financial statements

                         EYE DYNAMICS, INC. & SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH
    FLOWS Nine months ended September 30, 2000 (Reviewed) and 1999 (Compiled)

                                                       2000           1999
                                                  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                               $    (150,702)  $     (73,695)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation                                           2,001           1,895
   Issuance stock for consulting fee                     90,000          33,125
   (Increase) Decrease in:
      Accounts Receivable                                24,075          30,080
      Inventories                                         5,360           5,812
      Prepaid Expenses and Others                         3,137               0
      Consigned Inventory                                10,250               0
      Deposits                                           (6,414)         (4,931)
   Increase (Decrease) in:
      Accounts Payable                                  (18,007)        (28,383)
      Accrued Expenses                                   16,222          (4,913)
                                                  --------------  --------------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES        (24,078)        (41,010)
                                                  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Certificate of Deposit                   (100,000)              0
                                                  --------------  --------------

NET CASH (USED) BY INVESTING ACTIVITIES                (100,000)              0
                                                  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuing common stock                    150,000          93,750
  Deposits from Stockholders                                  0           7,758
  Payments to Line of Credit                                  0         (45,001)
  Payments to Officers' Loan                            (23,192)              0
                                                  --------------  --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES               126,808          56,507
                                                  --------------  --------------

NET INCREASE (DECREASE) IN CASH                           2,730          15,497

BEGINNING OF PERIOD                                      50,580          36,452
                                                  --------------  --------------

END OF PERIOD                                     $      53,310   $      51,949
                                                  ==============  ==============

SUPPLEMENTAL DISCLOSURES:
  Cash Paid During the Period for:
     Interest                                     $          95   $       1,560
                                                  ==============  ==============
     Income Tax                                   $       1,600   $       1,600
                                                  ==============  ==============

  Noncash investing and financing activities:
   Issuance of common stock for reduction in consulting
       fee payable                                                $      19,500
                                                                  ==============

   Issuance of common stock for stock offering commission:
     Common Stock                                                 $       1,000
     Paid-in Capital                                                     (1,000)
                                                                  --------------
                                                                  $           0
                                                                  ==============


     The accompanying notes are an integral part of the financial statements

                         EYE DYNAMICS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information

In the Opinion of the management of Eye Dynamics, Inc. & Subsidiary (the Company), the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial positions as of September 30, 2000 and 1999, and the results of operations for the three months and nine months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

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

Accounts Receivable

Management of the Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made. There was no bad debt expense for 2000 or 1999.

Inventories

Inventories consist of finished goods and are stated at the lower of cost or market, using the first-in, first-out method.

                         EYE DYNAMICS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Property and Equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets. Depreciation expense was $2,001 and $1,895 for 2000 and 1999, respectively.

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

NOTE 2 - LINE OF CREDIT

In 1998, the Company established a $65,000 operating line of credit with Wells Fargo Bank at the bank's prime rate plus 2.75%. This line of credit is payable on demand and is secured by all assets of the Company. As of September 30, 2000 and 1999, the balance due was $0 and $12, respectively.

NOTE 3 - NOTES PAYABLE

Notes Payable consist of the following at September 30,

                                                       2000            1999
                                                  --------------  --------------
a.)Notes to Officers, interest at 10%,
   accrued semi-monthly; due 60 days
   after dates of notes; unsecured                $         278   $      23,470

b.)Notes to Others, interest at 12%,
   due on demand, unsecured                              10,000          10,000

                         EYE DYNAMICS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - NOTES PAYABLE (Continued)
                                                       2000            1999
                                                  --------------  --------------
c.)Note to TESA Corporation, interest
   at 7% payable on maturity date,
   December 31, 1999; maturing 11% of
   gross revenues, collateralized by
   accounts receivable, inventories,
   patents and a licensing agreement                    396,721         396,721
                                                  --------------  --------------
                                                        406,999         430,191
Less current maturities                                 406,999         430,191
                                                  --------------  --------------

Long-term debt, net                               $           0   $           0
                                                  ==============  ==============

NOTE 4 - INCOME TAXES

Provision for income taxes in the consolidated statements of operations for nine months ended September 30, 2000 and 1999 consist of $1,600 minimum state income taxes in each year, $800 for each corporation.

The Company has net operating loss carryforwards of $539,648 to reduce future taxable income. The subsidiary has NOL carryforwards of $1,481,264. To the extent not utilized, both carryforwards will begin to expire through 2019. The Company's ability to utilize its net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

NOTE 5 - PRIVATE PLACEMENT OFFERING

In August 2000, the Company conducted a self-underwritten offering of 1,000,000 units, consisting of one share of common stock and two stock warrants at $0.20 per unit. One warrant to be for purchase of one share of common stock at $.35 per share and the second warrant to be for purchase of one share of common stock at $.75 per share. The warrants expire in one year after purchase of the above described unit. As of September 30, 2000, the Company sold 750,000 units and received $150,000 in proceeds.

NOTE 6 - COMMON STOCK TRANSACTIONS

In September 2000, the Company issued 1,000,000 shares of common stock to a private placement agent as a stock offering commission (See Note 5). The cost was deducted from the proceeds of the offering and charged to paid-in capital.

The Company also issued 50,000 shares of common stock at $.20 per share to a consultant as an incentive for development and execution of a public relations program. The total cost of $10,000 was charged to operations.

In April 2000, the Company issued 400,000 shares of common stock to a financial advisor in the amount of $80,000 for his service rendered.

                         EYE DYNAMICS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - COMMON STOCK TRANSACTIONS (Continued)

The Company also issued 76,853 shares to reduce a consulting fee payable of $19,500.

In April 1999, the Company issued 88,833 shares of common stock to a consultant in the amount of $45,333 for his service rendered.

NOTE 7 - STOCKS OPTIONS AND WARRANTS

As discussed in Note 5, the Company sold warrants in a private placement offering to purchase up to 1,500,000 shares of common stock at exercise prices of $.35 or $.75 per share. These warrants will expire in August 2001.

In February 2000, the Company granted 150,000 non-qualified stock options to officers in lieu of salary at fifteen cents ($.15) per share through February 2003.

In 1999, the Company granted 30,000 non-qualified stock options to employees at fifty-four cents ($.54) per share through September 2001.

There were 750,000 shares of options exercised at $.125 per share in 1999. None were in 2000.

A summary of options and warrants outstanding as of September 30, 2000 is shown as follows:

                  Exercise         No. of shares           Expiration
                    Price           Outstanding               Date
                  --------         -------------           ----------
                  $.75                  750,000              8/2001
                  $.35                  750,000              8/2001
                  $.54                   60,000              9/2001
                  $.25                1,000,000             11/2001
                  $.375               1,000,000             11/2001
                  $.001                 100,000             11/2001
                  $.15                  150,000              2/2003
                                   -------------
                                      3,810,000
                                   =============

NOTE 8 - NET LOSS PER SHARE

Net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Basic net loss per share for nine months ended September 30, 2000 and 1999 is $0.02 and $0.01, respectively. Net loss per share does not include options as they would be anti-dilutive in 2000 and 1999 due to the net loss in those periods.

                         EYE DYNAMICS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - SEGMENT INFORMATION

SFAS No. 131 "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the subsidiary did not have any operations in 2000 or 1999, all revenue was derived from the Company; accordingly, detailed information of the reportable segment is not presented.

NOTE 10 - GOING CONCERN

The accompanying consolidated financial statements are presented on the basis that the Companies are going concerns. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying consolidated financial statements, the Company incurred net losses of $150,702 and $73,695 for the nine months ended September 30, 2000 and 1999, and as of September 30, 2000, the Company had an accumulated deficit of $3,130,504, a working capital deficiency of $481,608, and a deficit in net worth of $402,802.

Management is currently involved in active negotiations to convert a note payable of $396,721 into equity, and actively increasing marketing efforts to increase revenues. The Company's continued existence depends on its ability to meet its financing requirements and the success of its future operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

The new 'Windows' based software for the Infrared/Video ENG System was first shipped in late August. The delay in completing development and shipping affected our sales in July and August as customers were waiting to take delivery and/or place orders until the new software was released for shipment. Sales in July and August were further affected by the seasonal slowness of the medical capital equipment market during the summer months. After shipment of the new software product commenced, September sales bounced back to almost $100,000 for the month. Sales of this product remained strong in October, with shipments exceeding $140,000 for that month. Nevertheless, sales for the three months ended September 30, 2000 were only $163,000, compared to $260,000 in 1999 for the same quarter.

Operating profit for the two comparative quarters was almost breakeven, with only a $743 loss for the current period. Total income for the quarter was a loss of $9,574 after taking into account non-operating expenses. Because of the lower sales in the quarter, the year to date sales are $88,000 behind the same period in 1999, or 15% lower than in 1999.

Management believes that strong October sales are indicative of good fourth quarter.

With funds from the private placement, we have begun a wide-ranging program to market and publicize our Impairment Detection device, formerly known as the EPS-100. It has been renamed the "SafetyScope", a brand which better communicates its function and potential.

Our private label ENG business was also slow during the third quarter, but has improved with shipments of three systems in each of September and October. In addition, our customer is forecasting 5 to 7 systems each month for November and December.

We continue to evaluate various opportunities to augment our current product line. We have looked at many items, but have not found anything yet that is suitable. This search will continue throughout the year.


PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or to which the property interests of the Company are subject.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

 During the period the Company conducted a private placement of 750,000 units, each unit consisting of one share of common stock and two stock purchase warrants. The units were issued at $0.20 per unit. The first warrant entitles the holder to purchase one share of common stock at $.35 per share, and the second warrant entitles the holder to purchase one share of common stock at $.75 per share. The warrants expire one year after issuance. The gross proceeds of the issuance of the units were $150,000. The Company also issued 1,000,000 shares of common stock to a private placement agent as a fee for conducting the private placement.

The Company also issued 50,000 shares of common stock to a consultant as an incentive for development and execution of a public relations program.

The Company believes each of the foregoing issuances was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended



ITEM 3. DEFAULTS UPON SENIOR SECURITES

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of security holders during this quarterly reporting period.

ITEM 5. OTHER INFORMATION

        Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)     The following exhibits are included herein or incorporated by reference:

        27       Financial Data Schedule

(B) No reports on Form 8-K were filed during the period



SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           Eye Dynamics, Inc.


                Date: November 14, 2000    By /s/ Charles E. Phillips
                                              ----------------------------------
                                                  Charles E. Phillips, President