Form 10KSB
period 2000-12-31
EYE DYNAMICS INC
filed 2001-04-16
CIK 1097575

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 (X)   Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2000.


                               EYE DYNAMICS, INC.
                               ------------------
                 (Name of small business issuer in its charter)

          Nevada                                        88-0249812
----------------------------             ---------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification Number)
     of incorporation)

      2301 W. 205th Street, #106,                          Torrance, CA 90501
     ----------------------------                        ---------------------
(Address of principal executive offices)                 (City, state and ZIP)

                     Issuer's telephone number 310-328-0477
                                               -------------

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock Par Value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days (X) Yes ( ) No.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (X)

State issuer's revenues for its most recent fiscal year:   $ 779,996
                                                           ----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as a specified date within the past 60 days:

      Non-affiliate Equity: 6,507,812 shares @ $. 37 per share = $2,407,890
      ---------------------------------------------------------------------

The number of shares outstanding of the issuer's common stock as of April 1, 2001 was 11,900,313.

Transitional Small Business Disclosure Format (check one).  ( )  Yes   (X) No

                                     PART 1

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Eye Dynamics, Inc. (the "Company") designs, develops, produces and markets diagnostic equipment that measures, tracks and records human eye movements, utilizing the Company's proprietary technology and computer software. The products perform separate, but related, functions and target two separate markets. First, the Company markets a neurological diagnostic product that tracks and measures eye movements during a series of standardized tests, as an aid in diagnosing problems of the vestibular (balance) system and other balance disorders. Second, the Company's impairment detection devices target the corporate and criminal justice markets and are designed to test individuals for impaired performance resulting from the influences of alcohol, drugs, illness, stress and other factors that affect eye and pupil performance. The Company is a Nevada corporation formed in 1989.

INTRODUCTION

         The human eye is a very sensitive organ. Eye movements or pupil reactions are excellent indicators of the presence of disease, drugs or other conditions which may impair the human ocular motor system. In particular, the Company's technology deals with the central nervous system condition of nystagmus, a rapid, involuntary oscillation of the eyeball. Nystagmus occurs in different forms and has a number of causes, ranging from the serious (e.g., a tumor in the brain or ear) to the benign (such as positional dizziness). The consumption of certain drugs and alcohol also causes nystagmus, and there is a direct and quantifiable correlation between blood alcohol concentration in the body and the angle of onset of nystagmus. Medical research conducted over the past fifty years has furnished evidence demonstrating a relationship between irregular eye movement and abnormal central nervous system physiology. The causes of these conditions are numerous, and include the influences of alcohol, drugs, illness, stress, extreme fatigue and other neurological conditions

         The basic technology used in all of the Company's products is similar, yet differs in its application and use. The Company's products utilize infrared sensitive video cameras to monitor, videotape and analyze eye performance and movement. All the products share in a modular concept for efficiency in manufacturing. The products are PC computer based with specialized and proprietary hardware and embedded firmware. A common element of the products is the Ocular Motor Module, where the subject being tested peers into a dark environment. The products include an infrared sensitive Charge Coupled Device video camera that provide a bright video image, even though the person being tested sees nothing but a small stimulus or tracking light amid complete darkness.

PRODUCTS

         MEDICAL PRODUCTS. Eletronystagmographic (ENG) testing is a standard medical procedure used in assessing problems of the balance system of patients. This method provides enhanced diagnostic information for the medical practitioner to use for the final diagnosis of the patient's problem. Testing of patients for irregular eye movements has been a standard medical procedure for several decades. For this market, the Company markets the House InfraRed/Video ENG System. The ENG System is the first major technological improvement in this standard medical testing method in the past forty years. The Company's products have gained a significant share of this highly specialized market. The FDA granted approval in 1994 to market this product.

         Irregular eye movements and conditions are analyzed by medical specialists as an aid in diagnosing problems with the human balance system and other neurological conditions. In the past, diagnostic products have used "electrodes" that are taped to the skin around the periphery of the patient's eyes and a very small electrical signal from the corneoretinal potential of the eyes drives a pen recorder. The pen recorder provides a graphical depiction of the eye movements under different test conditions. These graphs then are interpreted by the medical diagnostician.

         The Company brought the use of infrared illumination of the eyes into clinical use in 1994 when the U.S. Food and Drug Administration ("FDA") approved marketing of its House InfraRed/Video ENG System. This device was the first to replace the electrodes with infrared sensitive video cameras and with computer digital processing that follow the movement of the eyes and graphically portrays the movements much like the pen recorder. The test subject wears a lightweight goggle assembly which uses microminiature video cameras. The goggle is an essential instrument because certain of the ENG tests require the patient to move his head and often to recline on an examining table. The Company believes the accuracy and display of the Infrared/Video ENG System is much improved over other existing testing methods. In addition, the use of video by the Infrared/Video ENG System allows the test administrator or medical practitioner to observe the eye movements directly and provides a videotape record of the test for later playback and additional analysis. The Company believes that this is a significant improvement over prior technology. This product was first marketed in 1994, after gaining FDA approval to market. Since then most every competitor has changed from electrodes and is embracing video data acquisition as a superior technology. Results from the tests are used by physicians and clinicians.

         The computer-based system, with proprietary Eye Position Interface Controller (EPIC) boards, "locks" onto the pupils and independently tracks the horizontal and vertical movements of each eye. The nystagmus is displayed in real time, saved, analyzed and printed. The four channel system comes with a 12" Quad/Video Monitor that displays both eyes on a single video screen.

         The system was developed by the Company in conjunction with the House Ear Clinic and House Ear Institute, Los Angeles, California. The "House" name is used with the permission of the House Ear Institute.

         IMPAIRMENT DETECTION PRODUCTS. The Company's impairment detection product, SafetyScope (previously known as the "EPS-100"), allows employers and others to screen individuals for physiological signs of impairment. The system evaluates involuntary changes in eye movements and/or pupil reactions, which may result from drug or alcohol abuse, reactions to medication, medical conditions, stress or fatigue. Occupations in the medical, aviation, emergency response, manufacturing and transportation businesses are key markets for this technology. Unlike most drug and alcohol test methods, the SafetyScope functions without the need for body fluids. Also, due to its less invasive nature, SafetyScope only reveals if a person is impaired at the time of the test and does not test for past use. Also, unlike blood and urine tests which only measure the presence of a substance in the body, the SafetyScope only takes into account the physiological effects of the substance.

          While substance abuse receives the most attention, worker impairment caused by other factors, such as prescription and over-the-counter medications, stress, extreme fatigue and illness, is a significant expense to employers. Workers suffering from such impairments are characterized by low productivity, more accidents, higher workers' compensation and insurance costs, and equipment and merchandise damage. Different types of performance tests have evolved based on extensive scientific studies validating the relationship between test results and the impaired performance of an individual. They assess an individual's motor and cognitive skills at the time of the test.

         The SafetyScope is based on methods developed by the federal government and used by law enforcement over the past 25 years. The SafetyScope is a simple computer system that evaluates the ability of an individual's eyes to follow a moving light and react to a dim and bright light stimulus. The SafetyScope is non-diagnostic and non-judgmental; it evaluates performance of the individual for solely for safety and productivity purposes. The initial price for the product was $15,000, but with redesign and improved components and modest sales volume the product will be repriced to $8,000, which the Company believes is competitive with the price of professional desktop breath testing analyzers commonly used by law enforcement for assessment of blood alcohol content levels in individuals. However, the preferred pricing model is to place the units with the user at no initial cost, except for a modest deposit, and to charge the user a fee for each test administered. It is anticipated that the fees for such tests will range from $1 to $5 per test, depending on the monthly quantity of tests, with an average of approximately $3 per test.

         An employee looks into SafetyScope and focuses on a moving beam of light. A video camera records the action, and software analyzes eye movement (smooth or jerky) and pupil reaction (small or large) and renders a determination on whether there is impairment. In just ninety seconds, the SafetyScope tests the human eye for the purpose of evaluating an individual for impairment, by measuring twenty parameters of eye movement and pupil change, relating to the position and reaction time of the eye and the size of pupil. The SafetyScope reports the result of the test instantly with a "Pass" or "Fail" result. The system does not require bodily fluids such as blood or urine. SafetyScope offers users major advantages over traditional drug tests, in that the system can detect on-the-spot impairment and results are immediate. Designed for workplace testing, whether in a random testing or regular scheduled testing environment. Traditional drug tests can take days to complete, too late for detecting a problem the day it occurs.

         SafetyScope can be an important component for evaluating an employee for job safety, particularly those jobs in life-dependent occupations, such as airline pilots, bus drivers, train engineers, firefighters, medical personnel, construction workers and law enforcement personnel, among others. Companies and government agencies around the world are evaluating this cost- effective technology to replace traditional drug tests, that require body fluids and are much more expensive to conduct.

         Even in healthy subjects the eyeball exhibits rapid, involuntary, oscillatory movements, a phenomenon called nystagmus. But as the subject's brain function becomes increasingly impaired these movements become more and more erratic. The SafetyScope uses an algorithm developed through thousands of trials with hundreds of people under the influence of alcohol, heroin, marijuana, and cocaine. The trials compared their current reading with a baseline reading taken prior to being dosed with the substance.

         The Company believes that the SafetyScope will be especially useful for applications where fatigue in the workplace has an impairing effect on workers. The Company has contracted with a major human alertness technology consulting and research organization to optimize the SafetyScope for fatigueness testing. The Company believes the SafetyScope will appeal to employers with round-the-clock workforces who desire to reduce industrial accidents caused by employee fatigue and to improve worker alertness and safety. It is estimated that in our society more than 20 million Americans, or over 10% of the workforce, work outside of normal daylight working hours.

         The Company also offers a second model, the EM/1, which is designed for use by law enforcement agencies for forensic purposes and for the evaluation of individuals suspected of driving or being under the influence of intoxicants. The EM/1 functions in a manner similar to the SafetyScope, but without the "Pass/Fail" result. Instead, the EM/1 delivers the videotaped data for interpretation by the law enforcement agency.

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

         Hardware for the EM/1 is similar to the SafetyScope, but different operating software requires that a person trained and certified in SFST and drug recognition and evaluation operate the equipment and evaluate eye performance. >From the EM/1 test results and other test information, the evaluator draws an opinion as to whether the individual is impaired and under the influence of intoxicants or not, or whether medical treatment is indicated. The video tape made of the test is then available as evidence to support the conclusion of the law enforcement officer and, depending on the jurisdiction, may be admissible as evidence in court proceedings. The EM/1 is currently priced at $14,000 per unit; however, the Company plans to introduce a handheld unit within the next two years, which should sell for less than $5,000.

MARKETING

         MEDICAL PRODUCTS. Marketing of the Infrared/Video ENG System is conducted through a network of independently owned special instrument dealers ("SID's").These independently owned businesses are distributors of not only the IR/Video ENG System, but of a variety of allied and related products for the audiometric and otolaryngology ("ENT") markets. These distributors are across the United States and operate in territories that are assigned exclusively to them by the Company. In addition, there are several foreign distributors that are merchandising the product in countries such as Egypt, Hungary, Turkey, Thailand, Taiwan and Korea. The Company is not yet selling in the European Community countries due to lack of the "CE" mark of approval that must be obtained prior to marketing in those countries. The Company is negotiating with potential distributors in the European Community, who would add locally available computers, monitors and other peripheral devices to the Company's proprietary equipment, and then apply for the "CE" mark.

         The Company has also supplied a modified version of the Infrared/Video ENG System to a distributor on a private label basis. These private label sales have represented a significant portion of sales of the product. That distributor has recently terminated its relationship with the Company; however, an affiliate of the distributor has recently entered into a contract for the purchase of a slightly improved version of the product

         The market for the ENG products is relatively mature and represents only annual growth estimated at 5%, but because of the advancement of technology spurred by the Company's introduction of video data acquisition methods in 1994, the market for replacement products has been strong and will continue to be so for the foreseeable future.

         IMPAIRMENT DETECTION PRODUCTS. The Company has been test marketing the SafetyScope and has sold a number of units in various locales. Currently, independent sales representatives are being recruited to achieve geographic distribution coverage over the United States. However, implementation of a full marketing plan is contingent on receipt of additional working capital.

         In general, government drug testing regulations are based on urine testing; so testing of employees by governmental agencies, quasi-governmental agencies and certain regulated industries must comply with these regulations. Accordingly, some modification of these regulations must be achieved in order for the SafetyScope to gain broad acceptance in this sector. Also, companies that do substantial business with government agencies often must have a drug testing program that complies with government regulations. Also, industries that are regulated by the Department of Transportation must comply with these regulations, as well as certain other industries regulated by the federal government, such as the nuclear power industry.

         These factors limit the overall size of the market currently available to the Company to private companies that are not regulated by the federal government with respect to testing employees for substance abuse. If a private employer falls within government regulated drug testing requirements, but desires to also use impairment testing methodologies, it must do so in addition to the government regulation requirements. This creates an additional cost to such testing and therefore greatly limits our the Company's access to that market.

         The Company is actively involved with various government agencies to modify applicable regulations and procedures so that they will encompass testing based on eye movement and performance. While certain governmental agencies have expressed an interest in the Company's products, management believes that changing governmental testing regulations will be a lengthy process and success is not assured.

COMPETITION

         MEDICAL PRODUCTS. The principal competitors in the medical market making ENG testing equipment are Micromedical Technologies, Inc., ICS Medical Corporation and SensoMotorific Inc. Since the Company's ENG product was introduced in 1994, competitors have developed similar video-based ENG goggle products; as a result, the market has become very competitive and subject to pricing pressures. As a consequence, the Company has reduced prices, with an adverse effect on overall gross margins. To combat this competitive pressure the Company has reduced manufacturing costs in an effort to offset the gross margin loss.

         IMPAIRMENT DETECTION PRODUCTS. Competition for the SafetyScope is from companies that have developed tests and devices that evaluate motor and cognitive skills. These take the form of hand-eye coordination tests, divided attention tests and other behavioral tests or series of tests administered either in series or selectively. The Company has identified three such competitors that have marketed these products in the past, including Performance Factors, Inc., Essex Corporation, and Pulse Medical Instruments.

         The Company believes only Pulse Medical Instruments is developing a product to be directly competitive with the Company's products. The Pulse Medical product does not use video sensors and its results are displayed in graphic form on a computer monitor for the qualified expert to interpret. The Company believes that such product will be more expensive than the SafetyScope and is still being developed and validated as a useful device.

         The SafetyScope differs from its competitors' tests because the SafetyScope test evaluates changes in eye performance which are involuntary responses and not under the control of the individual. For this reason, these responses cannot be changed, improved upon or learned. All the other competitive forms of performance tests known to the Company can be learned and over time the individual being tested can improve his skills. The Company feels that this difference is an important competitive advantage over other forms of performance tests.

         The SafetyScope also competes with drug and alcohol abuse test kits and devices, which principally rely on collection and testing of urine samples. In addition, certain drug and alcohol abuse tests now being developed will test saliva and/or hair for evidence of drug or alcohol abuse. The main advantage the product has over many others tests is the immediacy of results and non-invasiveness of the procedure. The Company believes that the potential for safety that it will provide for life-dependent professions such as airline pilots, bus drivers and train engineers will make the system a very important breakthrough.

MANUFACTURING

         The Company has performed all its own design and engineering of products and has developed all software and validation of software algorithms that are used in the analysis portion of the proprietary software.

         Manufacturing of both the ENG products and the SafetyScope is primarily done through subcontracting with various suppliers. The Company does not rely on a single supplier for the major manufacturing of items. Various companies build and test product modules on an OEM contract basis. Final system integration and testing is completed by the Company prior to shipment of devices to customers. All the products share in a modular concept for efficiency in manufacturing. The products are PC Computer based with specialized and proprietary hardware and embedded firmware. The common element of the three is the viewport, where the individual being tested peers into a dark environment.

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

GOVERNMENT REGULATION

         The Company's ENG products have been approved for marketing by the U.S. Food and Drug Administration. The Company is also licensed by the State of California as a Medical Device Manufacturer. The SafetyScope and EM/1 are not subject to regulation, as they are not considered medical devices. However, as discussed above under the caption "Marketing," governmental regulations on substance abuse testing for government employees and certain private companies impact the Company's ability to market the SafetyScope in these areas.

PATENTS & PROPRIETARY PROTECTION

         The Company licenses the technology used in its performance evaluation products from Ronald A. Waldorf, Chairman of the Board of Directors, who holds a patent covering claims relating to tracking eye movements in the dark, utilizing infrared illumination and infrared sensitive video cameras, as well as the related analysis methodology. The patent was issued in 1989 and expires in 2006. The license is for the term of the underlying patent, and calls for nominal annual royalties of $100.

         The Company is the owner of a patent issued in August 1992, covering certain technology underlying the SafetyScope, principally relating to the apparatus for testing for impairment by tracking eye movements and pupil reactions to presented stimuli.

          The existence of patents may be important to the Company's future operations but there is no assurance that additional patents will be issued. For both of the above named patents, eleven foreign patents have been issued and/or are pending in several foreign countries.

         The Company also relies on unpatented technology, know-how and trade secrets covering a number of items, particularly the methods of obtaining data regarding eye performance. The Company relies on confidentiality agreements and internal procedures to protect such information.


EMPLOYEES

         The Company employs three employees full time, including its President, a development engineer and a marketing manager. Other part time consulting and commissioned personnel are also utilized. The Company's employees are not parties to any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

ITEM 2.   DESCRIPTION OF PROPERTY

         The Company's offices are in leased space in an industrial complex Torrance, California. The offices are 960 square feet in size and the lease expires on April 30, 2002.

ITEM 3.   LEGAL PROCEEDINGS

Inapplicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable

                                     PART II

ITEM 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The following table sets forth the quarterly high and low closing prices for the Common Stock, as reported on the OTC Bulletin Board, during the 2000 fiscal year.

                                             LOW               HIGH
                                             ---               ----
              2000
         First Quarter                      $.41              $.90
         Second Quarter                      .09               .53
         Third Quarter                       .09               .70
         Fourth Quarter                      .25               .53

              1999 (closing bid)
         -----------------------
         First Quarter                       .14               .46
         Second Quarter                      .13              1.30
         Third Quarter                       .37               .87
         Fourth Quarter                      .02               .37

         The Company's common stock is traded on the OTC Bulletin Board under the symbol"EYDY". As of April 10, 2001, the Company's Common Stock was held of record by approximately 110 holders. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners.

         The Company has paid no cash dividends on its Common Stock and has no present intention of paying cash dividends in the foreseeable future.

         During 2000, the Company sold 1,000,000 units in a private offering to four individuals, at a price of $ .20 per Unit. Each Unit consisted of one share of Common Stock and two Warrants. Each Warrant is exercisable for one year and entitles the holder to purchase one share of Common Stock; the first warrant carries an exercise price of $.35 per share and the second carries an exercise price of $.75 per share.

         The Company believes that the issuances were exempt under Regulation D of the Securities Act of 1933, as amended.

ITEM 6.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-KSB. Except for the historical information contained herein, the following discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Annual Report on Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Annual Report on Form 10-KSB. The Company's actual results may differ materially from the results discussed in the forward-looking statements as a result of certain factors including, but not limited to, those discussed elsewhere in this Annual Report on Form 10-KSB.

         The Company has invested substantial funds in the last several years developing and validating its products. The Company is successfully producing and marketing the Infrared/Video ENG System; however, since this is a niche product in a relatively mature market, potential revenue growth from this product line is limited. To date, sales of this product have constituted a substantial portion of the Company's revenues.

         The SafetyScope product or its predecessor, the EPS-100 Performance System, has been sold in a few locales and beta marketing has been successful. For large scale sale of this product the Company needs to have federal drug testing regulations modified. This is a significant project requiring a coordinated effort with potential users, government officials and the help of legislative bodies. Therefore, additional investment capital is required to launch the marketing of the SafetyScope. A large scale marketing and lobbying effort will be necessary for this product to succeed.

RESULTS OF OPERATIONS

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999.

         Revenues from sale of products decreased by 8% from $847,416 in 1999 to $779,996 in 2000. This decrease is due to slightly reduced sales of the Infrared/Video ENG System. Cost of sales decreased by 7%, due to a decrease in units sold. Operating expenses increased by 30%, due principally to a change in the marketing of the ENG products, as described below, as well as costs associated with the introduction of the "SafetyScope" product line. Net loss increased by $256,863, or 562%, due to the increase in operating expenses and $88,000 in consulting expense.

          The increase in operating expense is due in part to a change in the method of distributing medical products, which occurred midway through 1999; before that time the Company had sold principally to a single distributor, which in turn sold through a dealer network and some direct salesmen. In July of 1999 the Company terminated the contract with the distributor and started selling products directly to the dealer network or to the end customer, and paying a commission to the dealer. One result of this change is an increase in the gross profit, because of the simplified selling structure, and an increase in selling and commission expense, since these items had previously been borne by the distributor. Under the previous system the discount from retail price was generally 50%, whereas in the current system discount is generally 25%, or when invoiced directly to the end user, a commission of 25% is paid. The change also requires the Company to assume the responsibilities and the expenses associated with performing marketing functions, such as attendance at trade shows, travel expenses for marketing activities, production and printing of collateral materials, seminars and workshops, and internal technical support services.

          Product development is limited due to financial resources available and is concentrated on software and product improvements that will make the current products more competitive and desirable.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2000, the Company had an accumulated deficit of approximately $3,282,332. As of that date, the Company had $85,688 in cash, and approximately $158,474 in net accounts receivable. Also, the Company had $735,707 of current liabilities, consisting principally of a single promissory note and accrued interest on that note. The note payable became due on December 31, 1999. The Company has held discussions with the payee of the note, but has been unable to achieve a settlement or extension of the note. To date, the payee of the note has not demanded payment.

         The Company has no plans for significant capital equipment expenditures for the foreseeable future.

         The Company believes that current and future available capital resources, cash flow from operations and other existing sources of liquidity will be adequate to fund its operations for the remainder of the current fiscal year. However, there can be no assurance that sufficient funds will be available or that future events will not cause the Company to seek additional capital sooner, including, but not limited to, the failure by the Company to timely collect outstanding accounts receivable. To the extent the Company is in need of any additional financing, there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. The inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations. If additional funds are raised by issuing equity or convertible debt securities, options or warrants, further dilution to the existing shareholders may result.

         If adequate funds are not available, the Company may also be required to delay, scale back or eliminate its product development efforts or to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of its proprietary technology and other important Company assets and could also adversely affect the Company's ability to continue its product development efforts, which the Company believes contributes significantly to its competitive advantage. If any of such circumstances were to arise, the Company's business, financial condition and results of operations could be materially and adversely affected.

EFFECT OF INFLATION

         The Company believes that inflation has not had a material effect on its net sales or profitability in recent years.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements of the Company are submitted as a separate section of this Annual Report on Form 10-KSB, commencing with page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


         The directors and executive officers of the Company are as follows:

                                                                                    DIRECTOR
         NAME                AGE               POSITION                              SINCE
         ----                ---               --------                           -----------
Charles E. Phillips          65       President, Treasurer & Director                  1991

Ronald A. Waldorf            52       Vice President, Secretary & Director             1991

Arnold D. Kay                65       Director                                         1999

Barbara J. Mauch             55       Chief Product Development Engineer               ----


         The directors are elected annually at the Annual Shareholders Meeting and the term of office is one year.

         CHARLES E. PHILLIPS has been President and a Director of the Company and its predecessor, OculoKinetics, Inc. since its inception in 1988. Prior to forming OculoKinetics, Inc., Mr. Phillips operated Charles E. Phillips, Inc., a management and marketing consulting firm. His work has included assignments in marketing, operations and the initiation of start-up ventures. From 1974 to 1985,Mr. Phillips was Executive Vice President and Director of Akai America, Ltd., a consumer electronics company. His management background has encompassed marketing, new product planning, sales, advertising, finance, accounting, manufacturing, quality assurance and distribution.

         Mr. Phillips received a B.A. from Pepperdine College, Los Angeles, California with emphasis on Business and Speech Education, in 1956.

         RONALD A. WALDORF has been Chairman of the Board of Directors of the Company since 1991 and is active in overall policy formation and strategic planning for the Company. He is the inventor of the IR/Video ENG System, SafetyScope and EM/1 products. He also owns a patent covering closely related technology that has been licensed exclusively to the Company. Since 1969 Waldorf has been active in the field of otolaryngology, primarily in an academic research environment at the University of Florida, College of Medicine and at the University of California (Irvine), Department of Surgery. He has published numerous articles on vestibular and optokinetic research in international scientific and medical journals and was the principal investigator in a research grant funded by the National Institute of Health/National Institute on Alcohol Abuse and Alcoholism(NIH/NIAAA). Since 1981 he has acted as a consultant to clinics and hospitals in the Los Angeles area, including the House Ear Clinic. He has also consulted to a Japanese company developing new technologies for eye movement detection.

         Waldorf earned an M.S. in from the Department of Physiology of the College of Medicine, University of Florida, in 1972.

         ARNOLD D. KAY was elected a Director in September 1999. He has more than thirty years experience in finance, sales and administration. Mr. Kay was an employee of the Company from 1991 to 1994. He currently is co-owner and General Manager of Lomita Blueprint/CADWEST of Lomita, California, a software and computer imaging business focusing in design, graphics and distribution of CAD software and systems.

         Mr. Kay received a B.S. in Business Administration/Finance from California State University, Northridge, in 1961.

         BARBARA J. MAUCH is the primary product development engineer for the Company. She has been with the Company since 1989 and is responsible for product engineering and software development. Her background encompasses computer systems design and software development for access control of buildings and other properties. She served as a Director of the Company from 1991 to 1996.

         Ms. Mauch earned a B.S. in Mathematics from Northern Colorado University, in 1971 and completed the Master's program in computer science at UCLA.

DIRECTORS' COMPENSATION

         The members of the Board of Directors do not receive any compensation for their service as directors, but are eligible for reimbursement of their expenses incurred in connection with attendance at Board meetings in accordance with Company policy.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities (the "10% Stockholders"), to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Officers, directors and 10% Stockholders of the Company are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms so filed.

         Based upon a review of filings made and other information available to it, the Company believes that each of the Company's present Section 16 reporting persons filed all forms required of them during the year 2000 by Section 16(a).

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth certain compensation awarded or paid by the Company to its President and Chief Executive Officer during the fiscal years ended December 31, 2000 and December 31, 1999. No other executive officer's total annual salary and bonus for services to the Company exceeded $100,000.

                                     SUMMARY COMPENSATION TABLE

                                                                                  LONG-TERM COMPENSATION
                                                                  -----------------------------------------------------
                                       ANNUAL COMPENSATION            AWARDS             PAYOUTS
                            ------------------------------------  ------------------------------------
                                                                   RESTRICTED                   LTIP
NAME AND                             SALARY     BONUS     OTHER   STOCK AWARDS     OPTIONS     PAYOUTS     ALL OTHER
PRINCIPAL POSITION          YEAR       $          $         $         $                #          $        COMPENSATION
------------------          ----     ------     -----     -----     ------         -------     -------     ------------
Charles E. Phillips         2000     64,500     0          0         0                100,000     0           0
                            1999     60,000     0          0         0                 20,000     0           0
                            1998     48,000     0          0         280              0           0           0

--------------------------

         The following table sets forth information as to options granted during 2000:

                         NO. OF
                         SHARES
                       SUBJECT TO
                        OPTIONS            %
                       GRANTED TO       OF TOTAL         EXERCISE        EXPIRATION
OPTIONEE                OPTIONEE        OPTIONS            PRICE             DATE
--------                --------        -------            -----             ----
Charles E. Phillips    100,000          67%              .15               February  2003


         No options were exercised during 2000. The following table sets forth certain information concerning options outstanding at December 31, 2000:

                                                          Number of         Value of Unexercised
                          Shares                         Unexercised             In-the-money
                        Acquired on      Value            Options at              Options at
                         Exercise       Realized      December 31, 2000*      December 31, 2000*
                        ----------      --------      ------------------      ------------------
Name
----
Charles E. Phillips          0             0               120,000                   $15,000

Ronald Waldorf               0             0               120,000                   $29,900

Arnold Kay                   0             0                10,000                      0


---------------------------
*All currently exercisable

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of the Common Stock of the Company as of March 15, 2001, by (i) each person known by the Company to beneficially own 5% or more of the outstanding Common Stock of the Company; (ii) each of the Company's directors; (iii) the Named Executive Officers identified in the Summary Compensation Table; and (iv) all directors and Named Executive Officers of the Company as a group.


Name & Address                      Number of Shares            Percentage Owned
--------------                      ----------------            ----------------
Charles E. Phillips                    2,242,489 (1)                18.8 (1)
2301 W. 205th St., #106
Torrance, CA 90501

Ronald A. Waldorf                      1,815,315 (2)                15.3 (2)
2301 W. 205th St., #106
Torrance, CA 90501

Arnold D. Kay                            316,316 (3)                 2.7 (3)
2301 W. 205th St., #106
Torrance, CA 90501

All directors and executive            4,374,120                    36.8
officers as a group
(3 persons)

-----------------------
(1)      Includes 120,000 shares covered by options exercisable within 60 days

(2)      Includes 120,000 shares covered by options exercisable within 60 days

(3)      Includes 10,000 shares covered by options exercisable within 60 days

         Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Shares of Common Stock subject to securities currently convertible, or convertible within 60 days after March 15, 2001, are deemed to be outstanding in calculating the percentage ownership of a person or group but are not deemed to be outstanding as to any other person or group.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Since inception, the Company has borrowed funds from Mr. Charles E. Phillips, its president and CEO, and from employee Barbara Mauch, under various promissory notes. These notes bear interest at 10% per annum and are unsecured. As of December 31, 200, the balance of the notes was $278, and the unpaid accrued interest totaled $63,542.

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

3(ii)*   Bylaws

10.1*    Employment Agreement, dated April 1, 1989 with Charles E. Phillips

10.2*    Employment Agreement, dated December 1, 1989 with Barbara J. Mauch

10.3*    Exclusive Licensing Agreement, dated November 1, 1989 with Ronald A.
         Waldorf

10.4 Standard Multi-Tenant Commercial Industrial Lease-Gross, dated January 25, 1996, between the Company and AmberJack, Ltd. , and Amendments No. 1, No. 2 and No. 3.

10.5     Agreement, dated March 19, 2001 between the Company and Medtrak, Inc.

* Incorporated by reference from Amendment No. 1 to the Registration Statement on Form 10-SB, filed on December 13, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Eye Dynamics, Inc.


                                         By: /s/ Charles E. Phillips
                                             -----------------------------------
 Date: April 12, 2001                            Charles E. Phillips, President

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Board of Directors and stockholders of Eye Dynamics, Inc.

I have audited the accompanying consolidated balance sheet of Eye Dynamics, Inc. (a Nevada corporation) and its subsidiary, Oculokinetics, Inc. (a California corporation), as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eye Dynamics, Inc. and its subsidiary as of December 31, 2000, and the results of their consolidated operations and their consolidated cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company's deficit in stockholders' equity and working capital raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Harold Y. Spector


Pasadena, California
February 16, 2001

                         EYE DYNAMICS, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2000


                                     ASSETS
Current Assets
  Cash and Cash Equivalents                                           $  85,688
  Accounts Receivable                                                   158,474
  Employee Advances                                                       2,524
  Inventories                                                            59,732
  Prepaid and Unamortized Expenses                                       70,469
                                                                      ----------

         Total Current Assets                                           376,887
                                                                      ----------

Property and Equipment
  Furniture and Fixtures                                                  1,432
  Equipment                                                              13,331
                                                                      ----------
                                                                         14,763
  Less: Accumulated Depreciation                                        (10,279)
                                                                      ----------

         Total Property and Equipment                                     4,484
                                                                      ----------

Other Assets
  Deposits                                                               11,964
                                                                      ----------

         Total Other Assets                                              11,964
                                                                      ----------

TOTAL ASSETS                                                          $ 393,335
                                                                      ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                         EYE DYNAMICS, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2000


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts Payable                                                  $    27,271
  Accrued Interest                                                      270,729
  Other Accrued Expenses                                                 20,458
  Notes Payable, current Portion                                        417,249
                                                                    ------------

         Total Current Liabilities                                      735,707
                                                                    ------------

Long-Term Liabilities                                                         0
                                                                    ------------

         Total Liabilities                                              735,707
                                                                    ------------

Stockholders' Deficit
  Common Stock, $.001 par value, 50,000,000
   shares authorized; 11,416,313 shares
   issued and outstanding                                                11,416
  Paid-in Capital                                                     2,928,544
  Accumulated Deficit                                                (3,282,332)
                                                                    ------------

         Total Stockholders' Deficit                                   (342,372)
                                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   393,335
                                                                    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                         EYE DYNAMICS, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years ended December 31, 2000 and 1999


                                                     2000               1999
                                                -------------      -------------

SALES                                           $    779,996       $    847,416

COST OF SALES                                        342,958            370,143
                                                -------------      -------------

GROSS PROFIT                                         437,038            477,273

OPERATING EXPENSES                                   630,366            483,137
                                                -------------      -------------

LOSS FROM OPERATIONS                                (193,328)            (5,864)
                                                -------------      -------------

NONOPERATING INCOME (EXPENSES)
  Other and Interest Income                           16,121                190
  Consulting Expense - Nonoperating                  (88,000)                 0
  Interest Expenses                                  (35,723)           (38,393)
                                                -------------      -------------

         Total Other Income (Expenses)              (107,602)           (38,203)
                                                -------------      -------------

LOSS BEFORE TAXES                                   (300,930)           (44,067)

PROVISION FOR INCOME TAXES                             1,600              1,600
                                                -------------      -------------

NET LOSS                                        $   (302,530)      $    (45,667)
                                                =============      =============

Net Loss per share - Basic and Diluted          $      (0.03)      $      (0.01)
                                                =============      =============

Weighted Average shares outstanding               10,180,433          8,948,383
                                                =============      =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements


                                        EYE DYNAMICS, INC. & SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                    Years ended December 31, 2000 and 1999

                                            Common Stock              Paid-in         Accumulated
                                        Shares          Amount        Capital           Deficit          Total
                                    ------------------------------------------------------------------------------
Balance at December 31, 1998         8,300,627       $   8,300       $2,333,027      $(2,934,135)      $(592,808)

Issuance stock for consulting           88,833              89           33,036                           33,125

Exercising stock options               750,000             750           93,000                           93,750

Net Loss                                                                                 (45,667)        (45,667)
                                    ------------------------------------------------------------------------------

Balance at December 31, 1999         9,139,460       $   9,139       $2,459,063      $(2,979,802)      $(511,600)

Issuance stock for financial
 Advisor                               400,000             400           87,600                           88,000

Issuance stock for Consulting
 Fees payable                           76,853              77           19,423                           19,500

Issuance stock for strategic
 Planning and Marketing              1,000,000           1,000          199,000                          200,000

Private Placement Sales                750,000             750          149,250                          150,000

Issuance stock for public
 Relation                               50,000              50            6,450                            6,500

Shareholder's Contribution                                                7,758                            7,758

Net Loss                                                                                (302,530)       (302,530)
                                    ------------------------------------------------------------------------------

Balance at December 31, 2000        11,416,313       $  11,416       $2,928,544      $(3,282,332)      $(342,372)
                                    ==============================================================================

                                The accompanying notes are an integral part of
                                   these consolidated financial statements

                         EYE DYNAMICS, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2000 and 1999


                                                         2000             1999
                                                      ----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                            $(302,530)       $(45,667)
  Adjustments to reconcile net loss to net
   cash used by operating activities
   Depreciation                                           2,667           2,597
   Issuance Stocks for Consulting Fees                   88,000          33,125
   Issuance Stocks for Public Relation                    6,500               0
   Issuance Stocks for Strategic Planning               200,000               0
   (Increase) Decrease in:
         Accounts Receivable                            (39,246)           (608)
         Employee Advances                               (2,524)              0
         Inventories                                     (9,649)         10,180
         Prepaid Expenses                                 3,316          (4,952)
         Unamortized Expenses                           (68,833)              0
         Deposits                                         4,028          (9,851)
   Increase (Decrease) in:
         Accounts Payable                               (19,220)        (46,037)
         Accrued Interest                                35,629          36,834
         Accrued Expenses                                   (88)        (17,289)
                                                      ----------       ---------

NET CASH (USED) BY OPERATING ACTIVITIES                (101,950)        (41,668)
                                                      ----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Equipment                                       0            (699)
                                                      ----------       ---------

NET CASH (USED) BY INVESTING ACTIVITIES                       0            (699)
                                                      ----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Deposit from Shareholders                                   0           7,758
  Proceeds from exercising of options                         0          93,750
  Proceeds from sales of stock                          150,000               0
  Proceeds from Notes Payable                            10,250               0
  Payments to Line of Credit                                  0         (45,013)
  Payments to Officers' Loans                           (23,192)              0
                                                      ----------       ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES               137,058          56,495
                                                      ----------       ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                35,108          14,128

BEGINNING OF YEAR                                        50,580          36,452
                                                      ----------       ---------

END OF YEAR                                           $  85,688        $ 50,580
                                                      ==========       =========

SUPPLEMENTAL DISCLOSURES:
  Cash Paid During the Year for:
         Interest                                     $      94        $  1,559
                                                      ==========       =========

         Income Tax                                   $   1,600        $  1,600
                                                      ==========       =========

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                         EYE DYNAMICS, INC. & SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                     Years ended December 31, 2000 and 1999


NONCASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock for:
         Consulting Fee Payable                                        $ 19,500
         Public Relation Expense                                          6,500
         Consulting Expense                                              88,000
         Strategic Planning and Marketing                               200,000
                                                                       ---------
                                                                       $314,000
                                                                       =========

  Conversion of Deposit from Shareholder of $7,758 into Paid-in Capital.

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                         EYE DYNAMICS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 2000 and 1999


NOTE 1 - NATURE OF BUSINESS

Eye Dynamics, Inc. ("the Company") was formed under the laws of Nevada on August 7, 1989 under the name Petro Plex, Inc. and adopted later as Drug Detection Systems, Inc. The Company changed its name to Eye Dynamics, Inc. and became a California foreign corporation on November 2, 1992.

The Company markets and distributes diagnostic equipment that utilize the Company's proprietary technology and computer software to test individuals for impaired eye and pupil performance. The Company also markets a medical diagnostic product that tracks and measures eye movements during a series of standardized tests.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Oculokinetics, Inc. (a California corporation), after elimination of all material intercompany accounts and transactions.

The subsidiary had no operations in both years of 2000 and 1999. All revenue is derived from the Company.

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

Fair Value of Financial Instruments

The carrying amounts of the financial instruments have been estimated by management to approximate fair value.

                         EYE DYNAMICS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 2000 and 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company is subcontracting the manufacturing of the medical diagnostic equipments and products. Manufacturing operations consist of assembly, test, and packaging functions. Sales of product and equipment are recognized at the time of delivery of the product to the customer or at the time of sale or installation. Sales of repair and maintenance service is recognized when completion of the service.

Accounts Receivable

Management of the Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made. Bad debt expense for years ended December 31, 2000 and 1999 was $708 and $1,487, respectively.

Inventories

Costs incurred for materials, technology and shipping are capitalized as inventories and charged to cost of sales when revenue is recognized.

Inventories consist of finished goods and are stated at the lower of cost or market, using the first-in, first-out method.

Property and Equipment

Property and Equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets. Depreciation expense was $2,667 and $2,597 for 2000 and 1999, respectively.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109 "Accounting For Income Taxes". SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in the Company's financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

                         EYE DYNAMICS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 2000 and 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification

Certain reclassifications have been made to the 1999 consolidated financial statements to conform with the 2000 consolidated financial statement presentation. Such reclassification had no effect on net loss as previously reported.

Recent Accounting Pronouncement

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, which was issued in June 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. The Company currently does not use derivative financial products for hedging or speculative purposes and as a result, does not anticipate any impact on the Company's consolidated financial statements.

In September 2000, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. The Company historically has classified shipping charges to customers as revenue. With respect to the classification of costs related to the shipping and handling incurred by the seller, the EITF determined that the classification of such costs is an accounting policy decision that should be disclosed. It also determined that if shipping costs or handling costs are significant and are not included in cost of sales, a company should disclose both the amount(s) of such costs and the line item(s) on the income statement that include them. The Company historically has included inbound shipping charges in cost of sales and classified outbound shipping charges as operating expenses. For years ended December 31, 2000 and 1999, the outbound shipping charges included as operating expenses were $25,033 and $23,112, respectively.

NOTE 3 - LINE OF CREDIT

The Company has an operating line of credit with Wells Fargo Bank of $65,000, with interest payable at the bank's prime rate plus 2.75%. This line of credit is payable on demand and is personally guaranteed by the Company's President. There were no outstanding loan balances at December 31, 2000 or 1999.

                         EYE DYNAMICS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 2000 and 1999


NOTE 4 - NOTES PAYABLE
                                                         2000             1999
                                                      ----------      ----------
a)Notes to Officers, compound interest
  accrued at 10%; due 60 days after
  dates of notes; unsecured                           $     278       $  23,470

b)Notes to Others, interest at 12% per
  annum; due on demand, unsecured                        10,000          10,000

c)Note to TESA Corporation, interest at
  at 7% payable on maturity date, December
  31, 1999; maturing 11% of gross revenues,
  collateralized by accounts receivable,
  inventories, patents and a licensing agreement        406,971         396,721
                                                      ----------      ----------
                                                        417,249         430,191
Less current maturities                                (417,249)       (430,191)
                                                      ----------      ----------

Long-term debt, net                                   $       0       $       0
                                                      ==========      ==========

NOTE 5 - SETTLEMENT AGREEMENT AND MUTUAL RELEASE

On December 29, 1993, the Company entered into a settlement agreement and mutual release with TESA Corporation, a former distributor. The agreement provided a payment of $400,000 with simple interest at 7% per annum, payable on or before December 31, 1999. The note principal is payable in monthly installments of 11% of gross revenue on the sales (See Note 4c). As of December 31, 2000 and 1999, interest of $195,987 and $167,987 was accrued and no principal payments were made, respectively. The Company is currently negotiating the note.

In addition, the Company will repurchase from TESA up to nine product units, which were previously sold by the Company to TESA for the sum of $10,250 each. As of December 31, 2000 and 1999, the balance owed to TESA related to these consigned inventories was $10,250 and $0, respectively. The amount was included in Note Payable - TESA (See Note 4c).

NOTE 6 - INCOME TAXES

The Company files separate federal and state income tax returns with its subsidiary.

Provision for income taxes in the consolidated statements of operations for years ended December 31, 2000 and 1999 consist of $1,600 minimum state income taxes in each year, $800 for each corporation.

                         EYE DYNAMICS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 2000 and 1999


NOTE 6 - INCOME TAXES (Continued)

As of December 31, 2000, the Company has net operating loss carryforwards, approximately, of $840,105 to reduce future taxable income. The subsidiary has NOL carryforwards of $1,481,264. To the extent not utilized, both carryforwards will begin to expire through 2019. The Company's ability to utilize its net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

The deferred net tax assets consist of the following at December 31:

                                                      2000                1999
                                                   ----------         ----------
Net Operating Loss Carryforwards                   $ 285,636          $ 182,936
Valuation Allowance                                 (285,636)          (182,936)
                                                   ----------         ----------

Net deferred tax assets                            $       0          $       0
                                                   ==========         ==========

NOTE 7 - PRIVATE PLACEMENT OFFERING

In August 2000, the Company conducted a self-underwritten offering of 1,000,000 units, consisting of one share of common stock and two stock warrants at $0.20 per unit. One warrant to be for purchase of one share of common stock at $.35 per share and the second warrant to be for purchase of one share of common stock at $.75 per share. The warrants expire in one year after purchase of the above described unit. As of December 31, 2000, the Company sold 750,000 units and received $150,000 in proceeds.

NOTE 8 - COMMON STOCK TRANSACTION

In September 2000, the Company issued 1,000,000 shares of common stock to a consultant for strategic planning and marketing services for the period from September 1, 2000 and extending for a minimum of six months and a maximum of 12 months. The fair value of the stock at the time of issue was $0.20 per share. The total cost of $200,000 was capitalized and amortized over a six-month period. For year ended December 31, 2000, $133,333 was charged to operations, and as of that date, the balance of unamortized marketing expense was $66,667.

The Company also issued 50,000 shares of common stock at a fair value of $0.13 per share to a consultant as an incentive for development and execution of a public relations program. The total cost of $6,500 was capitalized and amortized over a six-month period. For year ended December 31, 2000, $4,333 was charged to operations, and as of that date, the balance of unamortized public relation expense was $2,167.

                         EYE DYNAMICS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 2000 and 1999


NOTE 8 - COMMON STOCK TRANSACTION (Continued)

In April 2000, the Company issued 400,000 shares of common stock to a financial advisor at a fair value of $0.22 per share, or total of $88,000. The Company also converted a consulting fee payable of $19,500 into 76,853 shares of common stock.

In 1999, the Company agreed to pay a consultant $5,250 per month; $2,000 in cash and the balance of $3,250 will be converted into the Company's common stock at 85% of the average market price during the compensation period. Accordingly, the Company had issued 88,833 shares of common stock, in the amount of $45,333, for his service rendered.

NOTE 9 - STOCKS OPTIONS

In February 2000, the Company granted 150,000 non-qualified stock options to officers at an exercise price of fifteen cents ($.15) per share through February 2003. The fair value of the stock when granted was $0.20 per share.

In September 1999, the Company granted 60,000 non-qualified stock options to employees at an exercise price of fifty-four cents ($.54) per share through September 2001.

There were 750,000 shares of options exercised at $.125 per share in 1999. None were exercised in 2000.

A summary of the status of the Company's stock option as of December 31, 2000 and 1999, and changes during the years then ended is presented below:

                                                 2000                       1999
                                    -------------------------------------------------------------
                                                    Weighted                            Weighted
                                                    Average                             Average
                                                    Exercise                            Exercise
                                     Number of      Price              Number of        Price
                                     Shares         Per Share          Shares           Per Share
                                    -------------------------------------------------------------
Outstanding at beginning of Year    2,560,000        $0.27             3,550,000        $0.23
Granted                               150,000         0.15                60,000         0.54
Exercised                                   0            -              (750,000)        0.125
Expired and Cancelled                (400,000)        0.10              (300,000)        0.20
                                    ----------       -----             ----------       ------
Outstanding at end of Year          2,310,000        $0.29             2,560,000        $0.27
                                    ==========       =====             ==========       ======

Exercisable at end of Year          2,310,000        $0.29             2,515,000        $0.26
                                    ==========       =====             ==========       ======

                         EYE DYNAMICS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 2000 and 1999


NOTE 9 - STOCKS OPTIONS (Continued)

The following table sets forth additional information about stock options outstanding at December 31, 2000:

                                    Weighted
                  Number            Average           Weighted     Number
Range of          Outstanding       Remaining         Average      Exercisable
Exercise          as of             Contractual       Exercise     as of
Prices            Dec. 31,2000      Life              Price        Dec. 31,2000
------            ------------      ----              -----        ------------
$0.54                60,000         0.75 years        $0.54           60,000
$0.25             1,000,000         0.92 years        $0.25        1,000,000
$0.375            1,000,000         0.92 years        $0.375       1,000,000
$0.001              100,000         0.92 years        $0.001         100,000
$0.15               150,000         2.17 years        $0.15          150,000
                  ---------         ----              -----        ---------
                  2,310,000         0.99 years        $0.29        2,310,000
                  =========         ====              =====        =========

The Company accounts for equity-based instruments issued or granted to employees using the intrinsic method as prescribed under APB No. 25 Accounting for Stock Issued to Employees. During 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), which defines a fair value based method of accounting for stock options or similar equity instruments. The Company has elected to adopt the disclosure-only provisions of SFAS 123 in accounting for employee stock options. Accordingly, the Company has elected to account for its stock-based compensation plan under APB Opinion No. 25 an accounting standard under which no related compensation was recognized in 2000 or 1999, the year of the grant; however the Company has computed for pro forma disclosure purposes, the value of all options granted during the year ended December 31, 2000 and 1999 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 and the weighted average assumptions as follows:

                                                                 December 31,
                                                              2000         1999
                                                             -------------------
Weighted average fair value per option granted               $0.185       $0.19
Risk-free interest rate                                       5.00%        6.00%
Expected dividend yield                                       0.00%        0.00%
Expected Lives                                                3.00         3.00
Expected volatility                                           0.30         0.30

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The Company's pro forma information follows:
                                                   December 31,
                                               2000              1999
                                            ----------        ----------
Net Loss as reported                        $(302,530)        $ (45,667)
                                            ==========        ==========
Net Loss (pro forma)                        $(315,580)        $ (49,467)
                                            ==========        ==========
Basic net loss per share as reported        $(0.03)           $(0.01)
                                            =======           =======
Basic net loss per share (pro forma)        $(0.03)           $(0.01)
                                            =======           =======

                         EYE DYNAMICS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 2000 and 1999


NOTE 10 - WARRANTS

As discussed in Note 7, the Company sold warrants in a private placement offering to purchase up to 1,500,000 shares of common stock at exercise prices of $.35 or $.75 per share. These warrants will expire in August 2001.

A summary of the status of the Company's warrants as of December 31, 2000, and changes during the year then ended is presented below:

                                                                Weighted Average
                                                                Exercise
                                               Number of        Price
                                               Shares           Per Share
                                               ------           ---------
Outstanding at beginning of Year                       0        $     -
Granted                                        1,500,000           0.55
Exercised                                              0             -
Expired and Cancelled                                  0              -
                                               ---------         ------
Outstanding at end of Year                     1,500,000         $ 0.55
                                               =========         ======

Exercisable at end of Year                     1,500,000
                                               =========

There were no outstanding warrants as of December 31, 1999.

NOTE 11 - NET LOSS PER SHARE

Net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Basic net loss per share for years ended December 31, 2000 and 1999 was $0.02 and $0.01, respectively. Net loss per share does not include options and warrants as they would be anti-dilutive in 2000 and 1999 due to the net loss in those years.

NOTE 12 - SEGMENT INFORMATION

SFAS No. 131 "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the subsidiary did not have any operations in 2000 or 1999, and the Company has only one segment; accordingly, detailed information of the reportable segment is not presented.

NOTE 13 - RELATED PARTY TRANSACTION

As disclosed in Note 4a, the Company had notes payable to the officers in the amounts of $278 and $23,470 as of December 31, 2000 and 1999, respectively. As of these dates, balance of accrued interest was $63,542 and $57,113, respectively. Interest expense charged on these notes totaled $6,429 and $7,638 in those years, respectively.

                         EYE DYNAMICS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 2000 and 1999


NOTE 13 - RELATED PARTY TRANSACTION (Continued)

The Company converted a deposit from shareholder in the amount of $7,758 into equity.

In 1999, the unpaid officer's salaries of $48,000 were forgiven by the officers.

NOTE 14 - MAJOR CUSTOMERS

During 2000 and 1999, the Company had one major customer, sales to which exceeded 10% of the Company's total sales. Sales to this customer totaled $234,958 and $403,247 for the years ended December 31, 2000 and 1999, respectively.

NOTE 15 - CONTINGENCIES AND COMMITMENTS

Contingency

The Company agreed to pay a financial advisor in the sum of $15,000 on condition that the Company obtains outside capital financing or sells to a third party an equity interest in the Company.

Public Relation Agreement

In September 2000, the Company entered into an agreement providing that the Company will pay $6,000 per month for a public relation through February 2001.

Lease Commitments

The Company leases its office facilities for $787 per month. The lease expires April 2001. Rent expense totaled $9,368 and $9,216 for 2000 and 1999, respectively.

The Company also leases office equipment at $197 per month on a month-to-month basis.

As of December 31, 2000, the minimum commitment under these leases is $3,148.

                         EYE DYNAMICS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 2000 and 1999


NOTE 16 - GOING CONCERN

The accompanying consolidated financial statements are presented on the basis that the Companies are going concerns. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying consolidated financial statements, as of December 31, 2000, the Company has accumulated deficit of $3,282,332, a stockholders' deficit of $342,372 and its current liabilities exceed current assets by $358,820.

As discussed in Note 7, the Company conducted a private placement offering in 2000, and had raised $150,000. The offering was completed in January 2001. With funds from the private placement and upon the completion of the research, the Company began to market and publicize its second product line, Impairment Detection device. Management is also actively increasing marketing efforts to increase revenues. The Company continued existence depends on its ability to meet its financing requirements and the success of its future operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 17 - SUBSEQUENT EVENT

The private placement offering was completed in January 2001. The Company sold 250,000 units and received $50,000.