Form 10QSB
period 2001-03-31
EYE DYNAMICS INC
filed 2001-05-15
CIK 1097575

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 2001.

Commission File Number: 0-27857

                               EYE DYNAMICS, INC.
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

Issuer's telephone number 310-328-0477

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X             No
             -------

The number of shares outstanding of the issuer's common stock as of March 31, 2001 was 11,691,313.

Transitional Small Business Disclosure Format (check one) ( ) Yes (X) No.

PART 1   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                             Harold Y. Spector, CPA
                         80 South Lake Avenue, Suite 723
                               Pasadena, CA 91101

To the Board of Directors and Stockholders
Eye Dynamics, Inc.
Torrance, California


I have reviewed the accompanying consolidated balance sheet of Eye Dynamics, Inc. (a Nevada corporation) and its wholly-owned subsidiary, Oculokinetics, Inc. (a California corporation), as of March 31, 2001, and the related consolidated statements of operations and cash flows for the three months ended March 31, 2001 and 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Eye Dynamics, Inc.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company's significant operating losses, working capital deficiency and deficit in stockholders' equity raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Harold Y. Spector, CPA
Pasadena, California
May 7, 2001

                         EYE DYNAMICS, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2001


                                     ASSETS
Current Assets
  Cash                                                                $  35,620
  Account Receivables                                                    76,020
  Employee Advance                                                       49,489
  Inventories                                                            97,151
  Unamortized Expense                                                     4,000
                                                                      ----------

    Total Current Assets                                                262,280
                                                                      ----------

Property and Equipment
  Furniture and Fixtures                                                  1,432
  Equipment - Telemed                                                    13,331
                                                                      ----------
                                                                         14,763
  Less: Accumulated Depreciation                                        (10,931)
                                                                      ----------

    Total Property and Equipment                                          3,832
                                                                      ----------

Other Assets
  Deposits                                                               13,239
                                                                      ----------

    Total Other Assets                                                   13,239
                                                                      ----------

TOTAL ASSETS                                                          $ 279,351
                                                                      ==========

     The accompanying notes are an integral part of the financial statements

                         EYE DYNAMICS, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2001


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts Payable                                                  $    48,170
  Accrued Interest                                                      279,630
  Other Accrued Expenses                                                  6,879
  Income Taxes Payable                                                    1,600
  Line of Credit                                                          9,931
  Notes Payable, current Portion                                        417,249
                                                                    ------------

    Total Current Liabilities                                           763,459
                                                                    ------------

Long-Term Liabilities                                                         0
                                                                    ------------

    Total Liabilities                                                   763,459
                                                                    ------------

Stockholders' Deficit
  Common Stock, $.001 par value,
   50,000,000 shares authorized;
   11,691,313 shares issued and
   outstanding                                                           11,691
  Paid-in Capital                                                     2,986,269
  Accumulated Deficit                                                (3,482,068)
                                                                    ------------

    Total Stockholders' Deficit                                        (484,108)
                                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   279,351
                                                                    ============

     The accompanying notes are an integral part of the financial statements

                         EYE DYNAMICS, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For Three Months ended March 31, 2001 and 2000


                                                    2001               2000
                                                 -------------     -------------
SALES                                            $    112,168      $    205,562

COST OF SALES                                          44,569           102,651
                                                 -------------     -------------

GROSS PROFIT                                           67,599           102,911

OPERATING EXPENSES                                    256,353           120,246
                                                 -------------     -------------

LOSS FROM OPERATIONS                                 (188,754)          (17,335)
                                                 -------------     -------------

OTHER INCOME (EXPENSES)
  Interest Income                                         329                 -
  Interest Expense                                     (9,711)           (9,137)
                                                 -------------     -------------

TOTAL OTHER INCOME (EXPENSES)                          (9,382)           (9,137)
                                                 -------------     -------------

LOSS BEFORE TAXES                                    (198,136)          (26,472)

PROVISION FOR INCOME TAXES                              1,600             1,600
                                                 -------------     -------------

NET LOSS                                         $   (199,736)     $    (28,072)
                                                 =============     =============

Net Loss per share - Basic and Diluted           $      (0.02)     $      (0.00)
                                                 =============     =============

Weighted Average Shares Outstanding                11,691,313         9,139,460
                                                 =============     =============

     The accompanying notes are an integral part of the financial statements


                         EYE DYNAMICS, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For Three Months ended March 31, 2001 and 2000

                                                               2001         2000
                                                            ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                  $(199,736)   $ (28,072)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation                                                   652          667
   Issuance stock for investor relation                         8,000            0
   (Increase) Decrease in:
      Accounts Receivable                                      82,454       54,123
      Employee Advance                                        (46,965)           0
      Inventories                                             (37,419)      (4,930)
      Prepaid Expenses and Others                              66,469        2,671
      Deposits                                                 (1,275)        (405)
   Increase (Decrease) in:
      Accounts Payable                                         20,899        4,423
      Accrued Expenses                                         (4,678)      10,461
      Income Tax Payable                                        1,600        1,600
                                                            ----------   ----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES             (109,999)      40,538
                                                            ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES                                0            0
                                                            ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuing common stock                           50,000            0
  Net Proceeds from Line of Credit                              9,931            0
  Net Payments to Notes Payable                                     0      (23,192)
                                                            ----------   ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                      59,931      (23,192)
                                                            ----------   ----------

NET INCREASE (DECREASE) IN CASH                               (50,068)      17,346

BEGINNING OF PERIOD                                            85,688       50,580
                                                            ----------   ----------

END OF PERIOD                                               $  35,620    $  67,926
                                                            ==========   ==========

SUPPLEMENTAL DISCLOSURES:
  Cash Paid During the Period for:
     Interest                                               $     810    $       0
                                                            ==========   ==========
     Income Tax                                             $       0    $       0
                                                            ==========   ==========

  Noncash investing and financing activities:
   Issuance of common stock for investor relation expense   $   8,000
                                                            ==========


     The accompanying notes are an integral part of the financial statements

                         EYE DYNAMICS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information

In the Opinion of the management of Eye Dynamics, Inc. & Subsidiary (the Company), the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2001, and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the fiscal year ended December 31, 2000.

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

Reclassification

Certain reclassifications have been made to the 2000 consolidated financial statements to conform with the 2001 consolidated financial statement presentation. Such reclassification had no effect on net loss as previously reported.

NOTE 2 - EMPLOYEE ADVANCE

The Company has made advances to and on behalf of an employee and the employee has made repayments to the Company. The net receivable from the employee for these advances was $49,489 on March 31, 2001. The Company converted these advances into a note receivable as of April 2, 2001. The note bears interest at 12% per annum and is collateralized by 2,660,000 shares of capital stock of Ingen Technologies, Inc., a privately held California corporation. The note is due on demand.

                         EYE DYNAMICS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - LINE OF CREDIT

The Company maintained a $65,000 operating line of credit with a bank at the bank's prime rate plus 2.75%. This line of credit is payable on demand and is secured by all assets of the Company. As of March 31, 2001, the balance due was $9,931.

NOTE 4 - COMMON STOCK TRANSACTIONS

In January 2001, the Company completed a self-underwritten offering of 1,000,000 units, consisting of one share of common stock and two stock warrants at exercise prices of $0.35 and $0.75 per share. The Company received an aggregate of $200,000 in proceeds, of which $50,000 was received in year of 2001.

The Company issued 25,000 shares of common stock to a consultant as an incentive for development and execution of an investor relations program for the period from January 2001 through June 2001. The fair value of the stock at the time of issue was $0.32 per share. The total cost of $8,000 was capitalized and amortized over a six-month period. For three months ended March 31, 2001, $4,000 was charged to operations.

The Company also granted warrants to the consultant to purchase up to 200,000 shares of the Company's common stock. Exercised prices determined for the warrants are 66,666 shares at $0.32 per share; 66,666 shares at $0.82 per share; and 66,668 shares at $1.32 per share. The warrants will expire on January 3, 2004

NOTE 5 - NET LOSS PER SHARE

Net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Basic net loss per share for three months ended March 31, 2001 and 2000 was $0.02 and $0.00, respectively. Net loss per share does not include options and warrants as they would be anti-dilutive in 2001 and 2000 due to the net loss in those periods.

NOTE 6 - SEGMENT INFORMATION

SFAS No. 131 "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the subsidiary did not have any operations in 2001 or 2000, and the Company has only one segment; accordingly, detailed information of the reportable segment is not presented.

                         EYE DYNAMICS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - RELATED PARTY TRANSACTION

The Company had notes payable to the officers in the amount of $278 as of March 31, 2001. As of that date, balance of accrued interest related to the notes was $65,143. Interest expense charged on these notes totaled $1,601 for three months ended March 31, 2001.

NOTE 8 - GOING CONCERN

The accompanying consolidated financial statements are presented on the basis that the Companies are going concerns. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying consolidated financial statements, the Company incurred net losses of $199,736 and $28,072 for three months ended March 31, 2001 and 2000, and as of March 31, 2001, the Company had accumulated deficit of $3,482,068, a working capital deficiency of $501,179 and a deficit in net worth of $484,108.

A plan commenced in late 2000 to publicize the Company's SafetyScope product. Funds for this program were secured through equity financing as discussed in
Note 4. Additional financing will be required to implement a business plan that address the final engineering, tooling and marketing costs to fully commercialize the SafetyScope product. Management is currently seeking such financing and is in discussion with several potential funding sources.

Management is also currently involved in active negotiations to convert a note payable of $396,721 into equity, and actively increasing marketing efforts to increase revenues. The Company continued existence depends on its ability to meet its financing requirements and the success of its future operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

The first quarter of 2001 saw an increase in publicity and awareness of the SafetyScope product. Print, broadcast and internet exposure have brought inquiries from interested parties from many parts of the world. This increased exposure to the market is the first step in commercializing the product. However, substantial financial resources will be required and a business strategy and plan has been generated with the goal of raising three to five million dollars in capital to fully implement the commercialization plan. Initial contacts with financing sources have been made and discussions are ongoing.

Revenue from medical product sales in the first quarter was $112,000, as opposed to $206,000 for the same period in 2000. Two factors caused the reduced revenues. The collapse of our private label ENG customer during the fourth quarter of 2000 continued through the first quarter of 2001, with no purchases at all. One of the principals of the private label customer formed a new company and asked Eye Dynamics to supply product to him. An agreement was reached, and the first purchase order for the revised product has been placed and will be shipped in mid May, 2001. It is anticipated that this sales pattern will increase to the level of the prior year, which averaged three systems monthly and would, if sustained, be the annual equivalent of $300,000 in revenue.

The second factor was the overall economy and uncertainty in the first quarter causing customers to defer purchases until comfort regarding economic stability returned. Because our customers rely heavily on Medicare reimbursements for revenue, the political change with a new President caused great concern regarding the prospect of reduced Medicare reimbursements. This has been clarified with a new Medicare reimbursement schedule for 2001, which includes a modest increase. In the second quarter, it appears that certain purchase/sales opportunities are now unfolding.

Competitors also report similar revenue reductions in the first quarter, so it is reassuring that our marketing efforts and product configurations were not the cause of the decreased revenues for the period.

Gross profit on sales for the quarter was 60%, which is improved from 50% for the same period one year ago. But, sales being reduced by 45% from one year ago did not allow adequate generation of gross profit, so an operating loss of $39,207 was incurred. Also, an additional loss of $160,529 was recorded related to the pre-commercialization publicity and marketing program for the SafetyScope product. Total loss for the quarter was $199,736 compared to a $28,072 loss for the same period in 2000.

We continue to search out and evaluate other products to bring into the company to augment our revenues. However, none are currently in the offing that we have found suitable. This search for new products is an ongoing project.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or to which the property interests of the Company are subject.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITES

The Company is the obligor on an outstanding $400,000 promissory note payable to a former distributor, and has certain obligations to the former distributor in connection with the resale of certain inventory returned by the distributor. The note bears interest at 7% per annum, and came due on December 31, 1999. As of March 31, 2001, the total amount due, including the principal of the note, accrued interest, and the obligations with respect to the returned inventory, was $693,000. The Company is engaged in negotiations with the former distributor concerning possible restructuring of the obligation, but the holder has not declared a default or demanded payment. Settlement discussions include a possible conversion of the obligations into common stock and a possible new payment schedule based on revenues from the SafetyScope commercialization project. When financing for the SafetyScope project is achieved, a final definition of the settlement method will be decided between the company and the former distributor.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

There were no matters submitted to the vote of security holders during this quarterly reporting period.

ITEM 5. OTHER INFORMATION

None.

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



                                            Eye Dynamics, Inc.



                   Date: May 14, 2001    By /s/ Charles E. Phillips
                                            Charles E. Phillips, President