Form 10QSB
period 2001-06-30
EYE DYNAMICS INC
filed 2001-08-14
CIK 1097575

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

Commission File Number: 0-27857


                               EYE DYNAMICS, INC.
        (Exact name of small business issuer as specified in its charter)


               Nevada                                            88-0249812
  (State or other jurisdiction                              (I.R.S. Employer
   of incorporation or organization)                         Identification No.)

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

         Yes [X]     No [ ]

The number of shares outstanding of the issuer's common stock as of June 30, 2001 was 12,275,313.

Transitional Small Business Disclosure Format (check one)  Yes [ ]  No [X]

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         EYE DYNAMICS, INC. & SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                                  JUNE 30, 2001


                                     ASSETS
Current Assets
  Cash                                                              $    12,216
  Accounts Receivable                                                    99,317
  Employee Loan and Advances                                             54,525
  Inventory                                                             117,650
  Unamortized Expenses                                                  101,753
                                                                    ------------
    Total Current Assets                                                385,461

Property and Equipment, net of
  Accumulated depreciation of $11,584                                     3,179

Other Assets                                                              7,463
                                                                    ------------

TOTAL ASSETS                                                        $   396,103
                                                                    ============


                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Accounts Payable & Accrued Expenses                               $    74,979
  Accrued Interest                                                      288,956
  Line of Credit                                                         54,883
  Notes Payable, current portion                                        442,499
                                                                    ------------
    Total Current Liabilities                                           861,317
                                                                    ------------

Stockholders' Deficit
  Common Stock, $0.001 par value;
    50,000,000 shares authorized;
    12,275,313 shares issued and
    outstanding                                                          12,275
  Paid-in Capital                                                     3,154,911
  Accumulated Deficit                                                (3,632,400)
                                                                    ------------
    Total Stockholders' Deficit                                        (465,214)
                                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   396,103
                                                                    ============

    The accompanying notes are an integral part of these financial statements

                                   EYE DYNAMICS, INC. & SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)

                                              For three Months                For Six Months
                                               ended June 30,                 ended June 30,
                                       -----------------------------   -----------------------------
                                            2001            2000            2001            2000
                                       -------------   -------------   -------------   -------------
Sales                                  $    162,648    $    148,858    $    274,816    $    354,420

Cost of Sales                                72,272          64,703         116,841         167,354
                                       -------------   -------------   -------------   -------------

Gross Profit                                 90,376          84,155         157,975         187,066

Operating Expenses                          231,760          92,953         488,113         213,199
                                       -------------   -------------   -------------   -------------

Loss from Operations                       (141,384)         (8,798)       (330,138)        (26,133)
                                       -------------   -------------   -------------   -------------

Other Income(Expense)
  Interest and Other Income                   1,485               -           1,814               -
  Consulting Fees - Nonoperating                  -         (88,000)              -         (88,000)
  Interest Expense                          (10,433)         (8,887)        (20,144)        (18,024)
                                       -------------   -------------   -------------   -------------
    Total Other Income(Expenses)             (8,948)        (96,887)        (18,330)       (106,024)
                                       -------------   -------------   -------------   -------------

Net Loss before Taxes                      (150,332)       (105,685)       (348,468)       (132,157)

Provision for Income Taxes                        -               -           1,600           1,600
                                       -------------   -------------   -------------   -------------

Net Loss                               $   (150,332)   $   (105,685)   $   (350,068)   $   (133,757)
                                       =============   =============   =============   =============

Net Loss per share-Basic and Diluted   $      (0.01)   $      (0.01)   $      (0.03)   $      (0.01)
                                       =============   =============   =============   =============

Weighted average number of shares        12,025,313       9,616,313      11,858,313       9,377,887
                                       =============   =============   =============   =============

              The accompanying notes are an integral part of these financial statements

                                                 3

                         EYE DYNAMICS, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          For Six Months ended
                                                                June 30,
                                                           2001          2000
                                                        ----------    ----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Loss                                              $(350,068)    $(133,757)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Depreciation                                            1,305         1,334
    Noncash Expenses                                      177,226        88,000
    (Increase) Decrease in:
     Accounts Receivable                                   59,157        72,478
     Inventory                                            (57,918)      (10,298)
     Prepaid and Unamortized Expenses                     (31,284)        3,585
     Other assets                                           4,501         2,921
    Increase (Decrease) in:
     Accounts Payable and accrued expenses                 27,250       (29,581)
     Accrued Interest                                      18,227        17,930
                                                        ----------    ----------
Net cash used by operating activities                    (151,604)       12,612
                                                        ----------    ----------

CASH FLOW FROM INVESTING ACTIVITIES:
  Employee Advances                                       (52,001)            -
                                                        ----------    ----------
Net cash used by investing activities                     (52,001)            -
                                                        ----------    ----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuing of Common Stock                    50,000             -
  Advance from Line of Credit                              54,883             -
  Net Proceeds from (Payments to) Notes Payable            25,250       (23,192)
                                                        ----------    ----------
Net cash provided (used) by financing activities          130,133       (23,192)
                                                        ----------    ----------

NET INCREASE (DECREASE) IN CASH                           (73,472)      (10,580)
CASH BALANCE AT BEGINNING OF PERIOD                        85,688        50,580
                                                        ----------    ----------
CASH BALANCE AT END OF PERIOD                           $  12,216     $  40,000
                                                        ==========    ==========

SUPPLEMENTAL DISCLOSURES:
  Interest Paid                                         $   1,917     $      95
                                                        ==========    ==========
  Taxes Paid                                            $       -     $   1,600
                                                        ==========    ==========

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Issuing common stock for:
    Public and Investor Relations Expenses              $ 156,226     $       -
    Strategic Planning and Marketing                       21,000             -
    Consulting Expense - Nonoperating                           -        88,000
    Consulting Fee Payable                                      -        19,500
                                                        ----------    ----------
                                                        $ 177,226     $ 107,500
                                                        ==========    ==========

    The accompanying notes are an integral part of these financial statements

                         EYE DYNAMICS, INC. & SUBSIDIARY
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Eye Dynamics, Inc. (the Company) markets and distributes diagnostic equipment that utilizes the Company's proprietary technology and computer software to test individuals for impaired eye and pupil performance. The Company also markets a medical diagnostic product that tracks and measures eye movements during a series of standardized tests.


Presentation of Interim Information

In the Opinion of the management of the Company, the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2001, and the results of operations for the three and six months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

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


NOTE 2 - EMPLOYEE LOAN AND ADVANCES

The Company has made advances to and on behalf of an employee and the employee has made repayments to the Company. On April 2, 2001, the Company converted $49,489 into a note receivable bearing interest at 12% per annum. The note is collateralized by 2,660,000 shares of capital stock of Ingen Technologies, Inc., a privately held corporation. In August 2001, the Company returned all 2,660,000 shares of Ingen stock to a priority secured creditor of the employee pursuant to a court order to do so. The note becomes unsecured and is due on demand.

As of June 30, 2001, the net receivable from the employee amounted to $54,525, including an interest receivable of $1,485. Payments against the indebtedness are being made by the employee as a monthly deduction from his earnings.


NOTE 3 - LINE OF CREDIT

The Company maintains a $65,000 operating line of credit with a bank at the bank's prime rate plus 2.75%. This line of credit is payable on demand and is secured by all assets of the Company. As of June 30, 2001, the balance due was $54,883.

                         EYE DYNAMICS, INC. & SUBSIDIARY
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - CONSIGNED INVENTORY

On December 29, 1993, the Company entered into a settlement agreement and mutual release with TESA Corporation, a former distributor. The Company agreed to store up to nine units which were previously sold to TESA, and to repurchase the units when they were resold to customers. For each unit resold, the Company will remit $10,250 to TESA. As of June 30, 2001 and 2000, the balance owed to TESA related to the sale of these consigned inventories was $21,500 and $0, respectively. The amount was included in Note Payable - TESA.


NOTE 5 - COMMON STOCK TRANSACTIONS

On June 2001, the Company issued 150,000 shares of common stock based on an agreement dated on June 14, 1996 for investor relation service. The fair value at date of agreement was $0.10 per share. The total cost of $15,000 was charged to operations.

On May 5, 2001, the Company entered into an Investment Banking Agreement providing that the Company agreed to issue 150,000 shares of common stock at a fair market value of $0.40 per share to a consultant in exchange for investment banking and advisory service. The total cost of $60,000 was capitalized and amortized over a one-year period. For six months ended June 30, 2001, $10,000 was charged to operations.

The Company also entered into a Finder's Agreement with the consultant who acts as a finder to locate prospective investors for the Company. The Company agreed to pay the consultant finder's fees based on the following schedule:

                      5% on first $5,000,000 capital raised
                      4% on next $1,000,000
                      3% on next $1,000,000
                      2% on next $1,000,000
                      1% on balance

As of June 30, 2001, no capital was raised through the consultant.

In May 2001, the Company agreed to issue 25,000 shares of common stock to a consultant for preparing a business plan and a comprehensive five-year financial projection, and to issue 50,000 shares for their consulting service from May 2001 to October 2001. The fair market value at the date of agreement was $0.28 per share. The total cost of $21,000 was capitalized and amortized over a six-month period. For six months ended June 30, 2001, $11,667 was charged to operations.

On March 27, 2001, the Company entered into a Promotion Agreement to promote and advertise itself on a promoter's website. The Company issued 131,580 restricted shares of common stock at a fair market value of $0.38 per share to the promoter for the first six months service. Upon mutual agreement, the Company will pay the promoter 105,263 shares of restricted stock for the final six months of promotion. The total cost of $50,000 was capitalized and amortized over a six-month period. For six months ended June 30, 2001, $25,000 was charged to operations.

                         EYE DYNAMICS, INC. & SUBSIDIARY
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - COMMON STOCK TRANSACTIONS (Continued)

On March 20, 2001, the Board of Directors approved issuance of 77,420 shares of common stock at $0.30 per share (fair market value of $0.38 per share less 20% discount for restricted shares) to an individual for his investor relations service commencing March 23, 2001. The total cost of $23,226 was capitalized and amortized over one year. For six months ended June 30, 2001, $5,806 was charged to operations.

In January 2001, the Company completed a self-underwritten offering of 1,000,000 units, consisting of one share of common stock and two stock warrants at exercise prices of $0.35 and $0.75 per share. The Company received an aggregate of $200,000 in proceeds, of which $50,000 was received in year of 2001.

The Company issued 25,000 shares of common stock to a consultant as an incentive for development and execution of an investors relation program for the period from January 2001 through June 2001. The fair value of the stock at the time of issue was $0.32 per share. The total cost of $8,000 was charged to operations.

The Company also granted warrants to the consultant to purchase up to 200,000 shares of the Company's common stock. Exercised prices determined for the warrants are 66,666 shares at $0.32 per share; 66,666 shares at $0.82 per share; and 66,668 shares at $1.32 per share. The warrants will expire on January 3, 2004.

In April 2000, the Company issued 400,000 shares common stock to a financial advisor at a fair value of $0.22 per share or total of $88,000. The Company also converted a consulting fee payable into 76,853 shares of common stock.


NOTE 6 - NET LOSS PER SHARE

Net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Basic net loss per share for three months ended June 30, 2001 and 2000 was $0.01 for both periods, and for six months ended June 30, 2001 and 2000 was $0.03 and $0.01, respectively. Net loss per share does not include options and warrants as they would be anti-dilutive in 2001 and 2000 due to the net loss in those periods.


NOTE 7 - SEGMENT INFORMATION

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

                         EYE DYNAMICS, INC. & SUBSIDIARY
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - RELATED PARTY TRANSACTION

The Company had notes payable to the officers in the amount of $15,278 and $278 as of June 30, 2001 and 2000, respectively. As of those dates, balance of accrued interest related to the notes was $67,169 and $60,443, respectively. Interest expense charged on these notes totaled $3,627 and $3,330 for six months ended June 30, 2001 and 2000, respectively.


NOTE 9 - GOING CONCERN

The accompanying consolidated financial statements are presented on the basis that the Companies are going concerns. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying consolidated financial statements, the Company incurred net losses of $350,068 and $133,757 for six months ended June 30, 2001 and 2000, respectively, and as of June 30, 2001, the Company had accumulated deficit of $3,632,400, a working capital deficiency of $475,856 and a deficit in net worth of $465,214.

A plan commenced in late 2000 to publicize the Company's SafetyScope product. Funds for this program were secured through equity financing as discussed in
Note 5. Additional financing will be required to implement a business plan that addresses the final engineering, tooling and marketing costs to fully commercialize the SafetyScope product. Management is currently seeking such financing and is in discussion with some potential funding sources.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In the second quarter of 2001 we continued our program to publicize and increase awareness of the SafetyScope product. This effort is in important step in commercializing the item. Additional financial resources for this commercialization are required and a business plan and strategy has been completed with the goal to raise sufficient capital to fully implement the plan of commercialization. The business plan is being circulated to financing sources and discussion are ongoing.

Revenue from product sales in the second quarter reached $162,000 as opposed to $149,000 in the second quarter of 2000, for an increase of 9%. However, even though sales improved in the second quarter, the year to date amount of $275,000 is still 23% less than the $354,000 for the first half of 2000.

The overall economy has not only affected our business negatively, but we understand that our primary competitors are experiencing lower sales also. Bidding at lower prices is prevalent by all competition as the market tightens and fewer purchases are being made.

The orders from the new private label customer have developed nicely. Nine orders were shipped in May and June, including six complete systems and three upgrades, or partial systems. The projected monthly average of three systems appears to be a reasonable expectation based on results of the first two months of orders and shipments.

June revenue reached the $100,000 mark as customers see some stabilizing of the economy and Medicare reimbursements for the year are now clarified.

Gross profit on sales for the second quarter was 55%, as opposed to 60% for the first quarter. This reflects the more competitive pricing prevalent in a tight market. Year to date gross profit of 57% in 2001 is better than the first half of 2000 gross profit of 53%.

With revenues down and the SafetyScope commercialization and awareness program ongoing, losses for the second quarter were still substantial at $150,000 - down from the first quarter loss of $198,000.

Expenses for the SafetyScope pre-commercialization and fund raising activity were the prime contribution the losses. The second quarter loss of $150,000 compared to a loss of $105,000 in the same period in 2000. And, year to date loss of $348,000 compares to the same period loss in 2000 of $132,000.

Our search for new and additional products to augment our revenues continues, but nothing is currently in the offing. Inquiries to other firms for distribution rights to certain products has not yet yielded positive results.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or to which the property interests of the Company are subject.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The following is a description of securities issued by the Company during the three months ended June 30, 2001 in transactions not registered under the Securities Act of 1933:

During the three months ended June 30, 2001 the Company issued 359,000 to three persons for services rendered. The Company believes all of such transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4 (2) thereof and Regulation D thereunder.


ITEM 3.  DEFAULTS UPON SENIOR SECURITES

The Company is the obligor on an outstanding $400,000 promissory note payable to a former distributor, and has certain obligations to the former distributor in connection with the resale of certain inventory returned by the distributor. The note bears interest at 7% per annum, and came due on December 31, 1999. As of June 30, 2001, the total amount due, including the principal of the note, accrued interest, and the obligations with respect to the returned inventory, was $ 686,202. The company is engaged in negotiations with the former distributor concerning possible restructuring of the obligation, but the holder has not declared a default or demanded payment. Settlement discussions include a possible conversion of the obligations into common stock and a possible new payment schedule based on revenues from the SafetyScope commercialization project. When financing for the SafetyScope project is achieved, a final definition of the settlement method will be decided between the company and the former distributor.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

There were no matters submitted to the vote of security holders during this quarterly reporting period.


ITEM 5. OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         None

                                    SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Eye Dynamics, Inc.



Date: August 14, 2001                       By: /s/ Charles E. Phillips
                                               ---------------------------------
                                                Charles E. Phillips, President
                                                and Chief Financial Officer