Form 10QSB
period 2001-09-30
EYE DYNAMICS INC
filed 2001-11-14
CIK 1097575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

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

         Yes    X             No
             -------

The number of shares outstanding of the issuer's common stock as of September 30, 2001 was 12,275,313.

Transitional Small Business Disclosure Format (check one) ( ) Yes (X) No.

PART 1   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        EYE DYNAMICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001


                                     ASSETS
Current Assets
  Cash                                                              $    20,546
  Accounts Receivable                                                   109,759
  Employee Advances and Receivable                                       60,581
  Inventory                                                              91,534
  Unamortized Expenses                                                   48,946
                                                                    ------------
    Total Current Assets                                                331,366

Property and Equipment, net of
  Accumulated depreciation of $12,236                                     2,527

Other Assets                                                              6,842
                                                                    ------------

TOTAL ASSETS                                                        $   340,735
                                                                    ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Accounts Payable & Accrued Expenses                               $    79,376
  Accrued Interest                                                      298,544
  Line of Credit                                                         52,190
  Notes Payable, current portion                                        442,249
                                                                    ------------
    Total Current Liabilities                                           872,359
                                                                    ------------

Stockholders' Deficit
  Common Stock, $0.001 par value;
    50,000,000 shares authorized;
    12,275,313 shares issued and outstanding                             12,275
  Paid-in Capital                                                     3,154,911
  Accumulated Deficit                                                (3,698,810)
                                                                    ------------
    Total Stockholders' Deficit                                        (531,624)
                                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   340,735
                                                                    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                             EYE DYNAMICS, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                              For three Months                For Nine Months
                                             ended September 30,            ended September 30,
                                       -----------------------------   -----------------------------
                                            2001            2000            2001            2000
                                       -------------   -------------   -------------   -------------
                                                         (Restated)                      (Restated)

Sales                                  $    207,977    $    165,711    $    482,793    $    520,131

Cost of Sales                                84,768          65,460         201,609         232,814
                                       -------------   -------------   -------------   -------------

Gross Profit                                123,209         100,251         281,184         287,317

Operating Expenses                          179,267         140,781         667,380         353,980
                                       -------------   -------------   -------------   -------------

Loss from Operations                        (56,058)        (40,530)       (386,196)        (66,663)
                                       -------------   -------------   -------------   -------------

Other Income(Expense)
  Interest and Other Income                   1,485              --           3,299              --
  Consulting Fees - Nonoperating                 --              --              --         (88,000)
  Interest Expense                          (11,837)         (8,831)        (31,981)        (26,855)
                                       -------------   -------------   -------------   -------------
    Total Other Income(Expenses)            (10,352)         (8,831)        (28,682)       (114,855)
                                       -------------   -------------   -------------   -------------

Net Loss before Taxes                       (66,410)        (49,361)       (414,878)       (181,518)

Provision for Income Taxes                       --              --           1,600           1,600
                                       -------------   -------------   -------------   -------------

Net Loss                               $    (66,410)   $    (49,361)   $   (416,478)   $   (183,118)
                                       =============   =============   =============   =============

Net Loss per share-Basic and Diluted   $      (0.01)   $      (0.00)   $      (0.03)   $      (0.02)
                                       =============   =============   =============   =============

Weighted average number of shares        12,275,313      10,549,646      11,997,313       9,768,473
                                       =============   =============   =============   =============

                   The accompanying notes are an integral part of these
                             consolidated financial statements

                        EYE DYNAMICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                          For Nine Months ended
                                                              September 30,
                                                           2001          2000
                                                        ----------    ----------
                                                                      (Restated)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Loss                                              $(416,478)    $(183,118)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Depreciation                                            1,957         2,001
    Noncash Expenses                                      177,226       294,500
    (Increase) Decrease in:
     Accounts Receivable                                   48,715        24,075
     Inventory                                            (31,802)        5,360
     Receivable from Employee                              (2,969)           --
     Prepaid and Unamortized Expenses                      21,523      (167,772)
     Other assets                                           5,122        (6,414)
    Increase (Decrease) in:
     Accounts Payable and accrued expenses                 31,647       (28,545)
     Accrued Interest                                      27,815        26,760
                                                        ----------    ----------
Net cash used by operating activities                    (137,244)      (33,153)
                                                        ----------    ----------

CASH FLOW FROM INVESTING ACTIVITIES:
  Employee Advances and Receivable                        (55,088)       (1,175)
                                                        ----------    ----------
Net cash used by investing activities                     (55,088)       (1,175)
                                                        ----------    ----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuing of Common Stock                    50,000       150,000
  Net Advance from Line of Credit                          52,190            --
  Net Proceeds from Notes Payable                              --        10,250
  Net Proceeds from (Payments to) Shareholders             25,000       (23,192)
                                                        ----------    ----------
Net cash provided by financing activities                 127,190       137,058
                                                        ----------    ----------

NET INCREASE (DECREASE) IN CASH                           (65,142)      102,730
CASH BALANCE AT BEGINNING OF PERIOD                        85,688        50,580
                                                        ----------    ----------
CASH BALANCE AT END OF PERIOD                           $  20,546     $ 153,310
                                                        ==========    ==========

SUPPLEMENTAL DISCLOSURES:
  Interest Paid                                         $   4,166     $      95
                                                        ==========    ==========
  Taxes Paid                                            $   1,600     $   1,600
                                                        ==========    ==========

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Issuing common stock for:
    Public and Investor Relations                       $ 156,226     $   6,500
    Strategic Planning and Marketing                       21,000       200,000
    Consulting Expense - Nonoperating                          --        88,000
    Consulting Fee Payable                                     --        19,500
                                                        ----------    ----------
                                                        $ 177,226     $ 314,000
                                                        ==========    ==========

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

Presentation of Interim Information

In the Opinion of the management of the Company, the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2001, and the results of operations for the three and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

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

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 provides new guidance on the accounting for a business combination at the date a business combination is completed. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS 142 establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets will no longer be amortized and will be tested for impairment at least annually and written down only when impaired. This statement will apply to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001. Early adoption of the statement will be permitted for companies with a fiscal year beginning after March 15, 2001, for which first quarter financial statements have not been issued. The Company is currently evaluating these statements but does not expect that they will have a material impact on the Company's financial position, results of operations, or cash flows.

                         EYE DYNAMICS, INC. & SUBSIDIARY
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restatement and Reclassifications

The accompanying consolidated financial statements for nine months ended September 30, 2000 were restated to reflect the following changes:

     Net Loss as previously reported                                  $(150,702)
     Amortization of Strategic Planning and Marketing Costs (A)         (33,333)
     Capitalized and Overstatement of expense for Public Relation (B)     8,917
     Understatement of expense for Nonoperating Consulting fee (C)       (8,000)
                                                                      ----------
     Net Loss as restated                                             $(183,118)
                                                                      ==========

     Net Loss per share, restated (D)                                 $   (0.02)
                                                                      ==========


Subsequent to the original issuance of our September 30, 2000 consolidated financial statements, management determined that the following restatements were required.

(A) Initially, the Company charged the issuance of 1,000,000 shares to a consultant to paid-in capital. At the year-end, with auditor's recommendation, we capitalized the shares at fair value and amortized the expense over the period of service. The result of this change increased the net loss by $33,333. (See Note 5)

(B) Initially, the Company charged the issuance of 50,000 shares to a public relation to operations. At the year-end, with auditor's recommendation, we capitalized the shares at fair value and amortized the expense over the period of service. The result of this change decreased the net loss by $8,917. (See
Note 5)

(C) Management determined that the fair value of shares issued to a consultant for his non-operating consulting service was $0.22 per share at the time of performance. The result of this change increased the net loss by $8,000. (See
Note 5)

(D) The net effect of the restatement has no material change in net loss per share.

In addition, certain prior year amounts have been reclassified to conform to the current year presentation.

                         EYE DYNAMICS, INC. & SUBSIDIARY
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - EMPLOYEE LOAN AND ADVANCES

The Company has made advances to and on behalf of an employee and the employee has made repayments to the Company. On April 2, 2001, the Company converted $49,489 into a note receivable bearing interest at 12% per annum. The note is collateralized by 2,660,000 shares of capital stock of Ingen Technologies, Inc., a privately held California corporation. In August 2001, the Company returned all 2,660,000 shares of Ingen stock to Ingen's priority secured creditor. The note becomes unsecured and is due on demand.

As of September 30, 2001, the net receivable from the employee amounted to $60,581, including an interest receivable of $2,969.


NOTE 3 - LINE OF CREDIT

The Company maintained a $65,000 operating line of credit with a bank at the bank's prime rate plus 2.75%. This line of credit is payable on demand and is secured by all assets of the Company. As of September 30, 2001, the balance due was $52,190.


NOTE 4 - CONSIGNED INVENTORY

On December 29, 1993, the Company entered into a settlement agreement and mutual release with TESA Corporation ("TESA"), a former distributor. The Company agreed to repurchase up to nine product units, which were previously sold to TESA through its wholly owned subsidiary, Oculokinetics, Inc. For each unit resold to the customer, the Company is obliged to repurchase the unit for $10,250. There was no purchase commitment if the unit was not resold. During the nine months ended September 30, 2001 and 2000, the Company sold one unit in each period, and as of those dates, the Company had remitted $10,250 and $0, respectively, to TESA. The balance owed to TESA related to these consigned inventories was included in Note Payable - TESA.


NOTE 5 - COMMON STOCK TRANSACTIONS

On June 2001, the Company issued 150,000 shares of common stock based on an agreement dated on June 14, 1996 for investor relation service. The fair value at date of agreement was $0.10 per share. The total cost of $15,000 was charged to operations.

On May 5, 2001, the Company entered into an Investment Banking Agreement providing that the Company agreed to issue 150,000 shares of common stock at a fair market value $0.40 per share to a consultant in exchange for investment banking and advisory service. The total cost of $60,000 was capitalized and amortized over a one-year period. For nine months ended September 30, 2001, $25,000 was charged to operations.

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

                     5% on first $5,000,000 capital raised
                     4% on next $1,000,000
                     3% on next $1,000,000
                     2% on next $1,000,000
                     1% on balance

As of September 30, 2001, no capital was raised through the consultant.

In May 2001, the Company agreed to issue 25,000 shares of common stock to a consultant for preparing a five-year financial projection, and issued 50,000 shares for their consulting service from May 2001 to October 2001. The fair market value at the date of agreement was $0.28 per share. The financial projection preparation of $7,000 was charged to operations as incurred, and the total consulting fee of $21,000 was capitalized and amortized over a six-month period. For nine months ended September 30, 2001, $18,667 was charged to operations.

On March 27, 2001, the Company entered into a Promotion Agreement to promote itself on a promoter's web site. The Company issued 131,580 shares of common stock at a fair market value $0.38 per share to the promoter for the first six months service. The total cost of $50,000 was charged to operations as incurred. Upon mutual agreement, the Company will pay the promoter 105,263 shares of restricted stock for the final six months of promotion.

On March 20, 2001, the Board of Directors approved to issue 77,420 shares of common stock at $0.30 per share (fair market value of $0.38 per share less 20% discount for restricted shares) to an individual for his investor relations service commencing March 23, 2001. The total cost of $23,226 was capitalized and amortized over one year. For nine months ended September 30, 2001, $11,613 was charged to operations.

In January 2001, the Company completed a self-underwritten offering of 1,000,000 units, consisting of one share of common stock and two stock warrants at exercise prices of $0.35 and $0.75 per share. The Company received $50,000 in 2001 and $150,000 in 2000 for an aggregate of $200,000 in proceeds.

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

In September 2000, the Company issued 1,000,000 shares of common stock to a consultant for strategic planning and marketing services for the period from September 1, 2000 and extending for a minimum of six months and a maximum of 12 months. The fair value of the stock at the time of issue was $0.20 per share. The total cost of $200,000 was capitalized and amortized over a six-month period. For nine months ended September 30, 2000, $33,333 was charged to operations.

The Company also issued 50,000 shares of common stock at a fair value of $0.13 per share to a consultant as an incentive for development and execution of a public relations program. The total cost of $6,500 was capitalized and amortized over a six-month period. For nine months ended September 30, 2000, $1,083 was charged to operations.

In April 2000, the Company issued 400,000 shares common stock to a financial advisor at a fair value of $0.22 per share. The total cost of $88,000 was charged to operations as incurred. The Company also converted a consulting fee payable into 76,853 shares of common stock.


NOTE 6 - NET LOSS PER SHARE

Net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Basic net loss per share for three months ended September 30, 2001 and 2000 was $0.01 and $0.00, respectively, and for nine months ended September 30, 2001 and 2000 was $0.03 and $0.02, respectively. Net loss per share does not include options and warrants as they would be anti-dilutive in 2001 and 2000 due to the net loss in those periods.


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

                         EYE DYNAMICS, INC. & SUBSIDIARY
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - RELATED PARTY TRANSACTION

The Company had notes payable to the officers in the amount of $25,278 and $278 as of September 30, 2001 and 2000, respectively. As of those dates, balance of accrued interest related to the notes was $69,457 and $61,973, respectively. Interest expense charged on these notes totaled $5,915 and $4,860 for nine months ended September 30, 2001 and 2000, respectively.


NOTE 9 - GOING CONCERN

The accompanying consolidated financial statements are presented on the basis that the Companies are going concerns. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying consolidated financial statements, the Company incurred net losses of $416,478 and $183,118 for nine months ended September 30, 2001 and 2000, respectively, and as of September 30, 2001, the Company had a working capital deficiency of $540,993 and a deficit in net worth of $531,624.

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

ITEM 2.  Management's Discussion And Analysis Or Plan Of Operation

The third quarter saw the continuance of our project to publicize and increase awareness of the SafetyScope product. We are also starting pre-marketing discussions with potential customers and distributors of the product. The business plan for full commercialization of the SafetyScope was circulated to several potential funding sources, but no funding arrangements have yet been concluded. However, discussions with several interested funding sources are ongoing.

Third quarter sales of $207,977 were 25% higher than the sales of $165,711 during the corresponding quarter of the prior year. However, year to date sales of $482,793 are 7% less than sales of $520,131 for the same period in 2000.

Gross profit percent for the quarter was 59.2%, versus 60.4% for the same quarter of 2000. Year to date gross profit of 58.4% is improved somewhat from 55.2% for the corresponding period of the prior year.

Loss for the quarter was $66,410, bringing the year to date loss to $416,478. The principal reason for the losses in 2001 is the costs attributed to the pre-commercialization program for the new product, SafetyScope, an impairment detection instrument. Expenses for the SafetyScope project were $57,526 for the quarter ending September 30, 2001.

Sales spiked in September because of a large trade show held each year for physicians that use our medical product. In 2000 the sales pike occurred in October because the trade show was held at the very end of September.

Even though September sales were over $100,000, we are experiencing a softness in receipt of new orders. The events of September 11th occurred in the middle of the annual trade show, and since then potential customers have been hesitant to place new orders. Accordingly, the effect of a market slowdown will be evident in the 4th quarter of the year.

To partially offset the slowdown we have taken on the task of doing setup and training of operators for the equipment we sell to our private label customer. This provides some additional revenue beyond that of equipment sales.

Orders from the private label customer continue strong with a peak of five systems being shipped in September. It appears that the expected average of three systems each month will be achieved.

Also, we added a new product, an air caloric irrigator, to our medical product line. This augments the water caloric irrigator that has been offered for the last two years. This product is sourced from Germany and enhances our product offerings.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In September, the Company was named in a lawsuit by a creditor of an employee alleging that it had improperly handled the employee's payment for services, and that it improperly held the employee's assets as collateral for a loan. The company has denied all the allegations and is in discussions with the plaintiff to dismiss the lawsuit with prejudice. The Company believes that the lawsuit was filed for the purpose of creating additional pressure on the employee to settle a large debt with the plaintiff in the action.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITES

The Company is the obligor on an outstanding $400,000 promissory note payable to a former distributor, and has certain obligations to the former distributor in connection with the resale of certain inventory returned by the distributor. The note bears interest at 7% per annum, and came due on December 31, 1999. As of September 30, 2001, the total amount due, including the principal of the note, accrued interest, and the obligations with respect to the returned inventory, was $686,000. The Company is engaged in negotiations with the former distributor concerning possible restructuring of the obligation, but the holder has not declared a default or demanded payment. Settlement discussions include a possible conversion of the obligations into common stock and a possible new payment schedule based on revenues from the SafetyScope commercialization project. When financing for the SafetyScope project is achieved, a final definition of the settlement method will be decided between the company and the former distributor.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

There were no matters submitted to the vote of security holders during this quarterly reporting period.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits

                  None

         Reports on Form 8-K

                  None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Eye Dynamics, Inc.

    Date: November 14, 2001              By /s/ Charles E. Phillips
                                            ------------------------------------
                                            Charles E. Phillips, President and
                                            Chief Financial Officer