Form 10QSB/A
period 2000-03-30
EYE DYNAMICS INC
filed 2001-11-27
CIK 1097575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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


                                                  Eye Dynamics, Inc.



                  Date: November 21, 2001         By /s/ Charles E. Phillips
                                                  ------------------------------
                                                  Charles E. Phillips, President
                                                  and Chief Financial Officer