Form 10QSB/A
period 2000-06-30
EYE DYNAMICS INC
filed 2001-11-27
CIK 1097575

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



/s/ Harold Y. Spector, CPA
Pasadena, California
August 8, 2000

EYE DYNAMICS, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2000 (Reviewed) and 1999 (Compiled)


ASSETS
                                                               June 30,
                                                         2000            1999
                                                      ----------      ----------
Current Assets
  Cash                                                $  40,000       $  66,426
  Account Receivables                                    46,750          87,280
  Inventories                                            60,381          63,919
  Prepaid Expenses                                        1,367               0
                                                      ----------      ----------
    Total Current Assets                                148,498         217,625

Property and Equipment
  Furniture and Fixtures                                  1,432           1,432
  Equipment - Telemed                                    13,331          12,632
                                                      ----------      ----------
                                                         14,763          14,064
  Less: Accumulated Depreciation                         (8,946)         (6,279)
                                                      ----------      ----------
    Total Property and Equipment                          5,817           7,785

Other Assets
  Organizational Costs, net of accumulated
   amortization of $4,858                                     0               0
  Receivable - Consigned Inventory                       20,500          10,250
  Consigned Inventory                                    41,000          51,250
  Deposits                                               13,071           5,835
                                                      ----------      ----------
    Total Other Assets                                   74,571          67,335
                                                      ----------      ----------

TOTAL ASSETS                                          $ 228,886       $ 292,745
                                                      ==========      ==========

EYE DYNAMICS, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2000 (Reviewed) and 1999 (Compiled)


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                              June 30,
                                                       2000             1999
                                                   ------------     ------------
Current Liabilities
  Accounts Payable                                 $    35,280      $    52,991
  Accrued Expenses                                     274,706          235,064
  Consigned Inventory                                   61,500           61,500
  Deposit from Shareholders                              7,758           55,000
  Line of Credit                                             0            4,995
  Notes Payable, current Portion                       406,999          430,191
                                                   ------------     ------------
    Total Current Liabilities                          786,243          839,741

Long-Term Liabilities
  Long-term debt                                             0                0
                                                   ------------     ------------
    Total Liabilities                                  786,243          839,741

Stockholders' Equity (Deficit)
  Common Stock, $.001 par value,
   50,000,000 shares authorized;
   9,616,313 shares issued and
   outstanding in 2000, and 9,095,960
   in 1999                                               9,616            9,096
  Paid-in Capital                                    2,553,957        2,471,314
  Accumulated Deficit                               (3,120,930)      (3,027,406)
                                                   ------------     ------------
    Total Stockholders' Equity (Deficit)              (557,357)        (546,996)
                                                   ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                   $   228,886      $   292,745
                                                   ============     ============

EYE DYNAMICS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For Three and Six months ended June 30, 2000(Reviewed) and 1999 (Compiled)

                                                   Three Months ended               Six Months ended
                                                         June 30,                        June 30,
                                                    2000           1999            2000            1999
                                               ------------    ------------    ------------    ------------
SALES                                          $   147,067     $   176,787     $   349,850     $   341,205

COST OF SALES                                       64,704          92,562         167,354         165,295
                                               ------------    ------------    ------------    ------------
GROSS PROFIT                                        82,363          84,225         182,496         175,910

OPERATING EXPENSES                                 186,132         161,606         303,196         246,827
                                               ------------    ------------    ------------    ------------
INCOME (LOSS) FROM OPERATIONS                     (103,769)        (77,381)       (120,700)        (70,917)

OTHER INCOME (EXPENSES)
  Cash Discounts                                      (400)              0            (790)           (876)
  Late Charges and Penalties                             0             (94)            (14)            (94)
  Interest Expenses                                 (8,887)         (9,486)        (18,024)        (19,784)
                                               ------------    ------------    ------------    ------------
    Total Other Income (Expenses)                   (9,287)         (9,580)        (18,828)        (20,754)
                                               ------------    ------------    ------------    ------------
NET INCOME (LOSS) BEFORE TAXES                    (113,056)        (86,961)       (139,528)        (91,671)

PROVISION FOR INCOME TAXES                               0               0           1,600           1,600
                                               ------------    ------------    ------------    ------------
NET INCOME (LOSS)                              $  (113,056)    $   (86,961)    $  (141,128)    $   (93,271)
                                               ============    ============    ============    ============
Net Loss per share                             $    (0.012)    $    (0.010)    $    (0.015)    $    (0.011)
                                               ============    ============    ============    ============
Weighted Average Shares Outstanding              9,616,313       9,095,960       9,377,887       8,864,960
                                               ============    ============    ============    ============

EYE DYNAMICS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2000 (Reviewed) and 1999 (Compiled)


                                                           2000          1999
                                                        ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                     $(141,128)    $ (93,271)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation                                             1,334         1,264
   Issuance stock for consulting fee                       95,371        45,333
   (Increase) Decrease in:
      Accounts Receivable                                  72,478        31,340
      Inventories                                         (10,298)       (3,656)
      Prepaid Expenses                                      3,585             0
      Receivable on Consigned Inventory                   (10,250)            0
      Consigned Inventory                                  10,250             0
      Deposits                                              2,921           306
   Increase (Decrease) in:
      Accounts Payable                                    (11,211)      (39,537)
      Accrued Expenses                                       (440)      (20,537)
                                                        ----------    ----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES           12,612       (78,758)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Equipment                                         0        (1,903)
                                                        ----------    ----------
NET CASH (USED) BY INVESTING ACTIVITIES                         0        (1,903)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuing common stock                            0        93,750
  Deposits from Stockholders                                    0        55,000
  Payments to Line of Credit                                    0       (40,018)
  Payments to Officers' Loan                              (23,192)            0
                                                        ----------    ----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES          (23,192)      108,732
                                                        ----------    ----------
NET INCREASE (DECREASE) IN CASH                           (10,580)       29,974

BEGINNING OF PERIOD                                        50,580        36,452
                                                        ----------    ----------
END OF PERIOD                                           $  40,000     $  66,426
                                                        ==========    ==========
SUPPLEMENTAL DISCLOSURES:
  Cash Paid During the Period for:
     Interest                                           $      95     $   1,464
     Income Tax                                         $   1,600     $   1,600

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

15      Letter On Unaudited Interim Financial Information

         27       Financial Data Schedule

* Incorporated by reference from Amendment No. 1 to the Registration Statement on Form 10-SB, filed on December 13, 1999.
SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            Eye Dynamics, Inc.



Date: November 21, 2001                     By /s/ Charles E. Phillips
                                            Charles E. Phillips, President and
                                            Chief Financial Officer