Form 10QSB/A
period 2000-09-30
EYE DYNAMICS INC
filed 2001-11-27
CIK 1097575

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

15      Letter On Unaudited Interim Financial Information


(B) No reports on Form 8-K were filed during the period



SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           Eye Dynamics, Inc.


                Date: November 21, 2001    By /s/ Charles E. Phillips
                                              ----------------------------------
                                              Charles E. Phillips, President
                                              and Chief Financial Officer