Form 10KSB/A
period 2000-12-31
EYE DYNAMICS INC
filed 2001-11-27
CIK 1097575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1 TO
                                   FORM 10-KSB

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

ITEM 3.   LEGAL PROCEEDINGS

Inapplicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

RESULTS OF OPERATIONS

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999.

Revenues from sale of products decreased by 8% from $847,416 in 1999 to $779,996 in 2000. This decrease is due to reduced unit sales of the Infrared/Video ENG System, which resulted from increased competition, particularly from foreign manufacturers, and a generally flat market. Also, our private label customer discontinued purchases in November of 2000. Unit prices remained stable. Cost of sales decreased by 7%, due to a decrease in units sold. Operating expenses increased by 30%, due principally to a change in the marketing of the ENG products, as described below, as well as costs associated with the introduction of the "SafetyScope" product line. Net loss increased by $256,863, or 562%, due to the increase in operating expenses and $88,000 in consulting expense (which was paid in stock).

         The increase in operating expense is due in part to a change in the method of distributing medical products, which started midway through 1998 and into 1999; before that time the Company had sold principally to a single distributor, which in turn sold through a dealer network and some direct salesmen. In July of 1999 the Company terminated the contract with the distributor and started selling products directly to the dealer network or to the end customer, and paying a commission to the dealer. One result of this change is an increase in the gross profit, because of the simplified selling structure, and an increase in selling and commission expense, since these items had previously been borne by the distributor. Under the previous system the discount from retail price was generally 50%, whereas in the current system discount is generally 25%, or when invoiced directly to the end user, a commission of 25% is paid. The change also requires the Company to assume the responsibilities and the expenses associated with performing marketing functions, such as attendance at trade shows, travel expenses for marketing activities, production and printing of collateral materials, seminars and workshops, and internal technical support services. We believe that the savings resulting from the changed structure exceed the costs, since the increased gross profit more than offsets the additional expenses.

         Inventory turnover ratio in 1999 was approximately 7:1 and in 2000 was 5.7:1. This reduced turnover was caused by the reduction in purchasing during November and December by the private label customer. The reduction in purchasing lowered revenues and left us with about $8000 of inventory that was acquired to supply the customer in November and December, but was not sold.

         The increase in accounts receivable at year end came from sales in October that were almost double the average month for the year, principally due to a medical convention and related promotions during the month. Average days outstanding is approximately 60 days throughout the year. October was unusual by its volume of revenues which caused the accounts receivable to spike at year end. Also, inventories increased because of component purchases in anticipation of product purchases by the original private label customer; however, we believe these excess inventory items will be utilized in the assembly of products for the new private label customer.

         Prepaid expense at December 31, 2000 included $68,833 of unamortized expenses relating to the six month strategic planning and marketing program commenced in September. The balance of prepaid expenses was $1,635 of prepaid liability insurance premiums.

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

                                     SUMMARY COMPENSATION TABLE

                                                                                  LONG-TERM COMPENSATION
                                                                  -----------------------------------------------------
                                       ANNUAL COMPENSATION            AWARDS             PAYOUTS
                            ------------------------------------  ------------------------------------
                                                                   RESTRICTED                   LTIP
NAME AND                             SALARY     BONUS     OTHER   STOCK AWARDS     OPTIONS     PAYOUTS     ALL OTHER
PRINCIPAL POSITION          YEAR       $          $         $         $                #          $        COMPENSATION
------------------          ----     ------     -----     -----     ------         -------     -------     ------------
Charles E. Phillips         2000     64,500     0          0         0                100,000     0           0
                            1999     60,000     0          0         0                 20,000     0           0
                            1998     48,000     0          0         280(1)            0          0           0

--------------------------
(1)      Consists of 280,000 shares issued during 1998. The shares were not subject to any vesting requirements. The value of the shares At
         December 31, 2000 was $86,800


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


---------------------------
*All currently exercisable

         Mr. Phillips is employed by the Company pursuant to an Employment Agreement entered into in 1989. The initial five-year term of the Employment Agreement has expired, but it is has been automatically renewed on an annual basis since that date. The Employment Agreement calls for an annual salary of $90,000, as well as discretionary bonuses. However, as noted in the foregoing table, the Company has not paid the full amounts due, as a result of cash flow considerations. Mr. Phillips has agreed to forgive the shortfall for these years. The Employment Agreement also provides for a termination benefit; if Mr. Phillips is terminated due to disability, we are to pay his full salary for six months thereafter and 50% of his salary for the following six months. Also, if we terminate his employment without cause, or refuse to extend the agreement for any reason, we must pay him al least one year's salary.

         Barbara Mauch is employed by the Company as Chief Product Development Engineer pursuant to an Agreement entered into in 1990. The Agreement currently calls for annual compensation of $70,000 per year. However, as noted in the foregoing table, the Company has not paid the full amounts due, as a result of cash flow considerations. Ms. Mauch has agreed to forgive the shortfall for these years.

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


Name & Address                      Number of Shares            Percentage Owned
--------------                      ----------------            ----------------
Charles E. Phillips                    2,242,489 (1)                18.8 (1)
2301 W. 205th St., #106
Torrance, CA 90501

Ronald A. Waldorf                      1,815,315 (2)                15.3 (2)
2301 W. 205th St., #106
Torrance, CA 90501

Barbara J. Mauch                       1,432,544 (3)                12.0 (3)
2301 W. 205th St., #106
Torrance, CA 90501

Arnold D. Kay                            316,316 (4)                  2.7 (4)
2301 W. 205th St., #106
Torrance, CA 90501

All directors and executive            4,374,120                    36.8
officers as a group
(3 persons)

-----------------------
(1)      Includes 120,000 shares covered by options exercisable within 60 days

(2)      Includes 120,000 shares covered by options exercisable within 60 days

(3)      Includes 50,000 shares covered by options exercisable within 60 days.

(4)      Includes 10,000 shares covered by options exercisable within 60 days

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Since its inception the Company has borrowed funds for working capital purposes from Charles E. Phillips, its President and Chief Executive Officer, and Ms. Barbara Mauch, an employee and shareholder, under various promissory notes. The notes are unsecured and bear interest at 10% per annum. As of December 31, 1999, the principal balance of loans from Charles E. Phillips was $14,491, all of which was repaid in January 2000, and the principal balance of loans from Barbara Mauch was $8,701, all of which was repaid in January 2000. No interest has been paid on either loan, and accrued interest as of March 31, 2001 was $40,266 owed to Mr. Phillips and $22,069 to Ms. Mauch. The accrued but unpaid interest bears interest at the same rate as the underlying loan. Subsequent to December 31, 2000 Mr. Phillips has loaned an additional $25,000 to the Company, on the same terms.

         The Company maintains a line of credit with a commercial bank, guaranteed by Mr. Phillips. The maximum amount of the line of credit is $65,000; at December 31, 2001 there were no borrowings outstanding on the line of credit. The line of credit bears interest at 2.75% over the bank's prime lending rate and is secured by all of the Company's assets.

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

3(ii)*   Bylaws

10.1*    Employment Agreement, dated April 1, 1989 with Charles E. Phillips

10.2*    Employment Agreement, dated December 1, 1989 with Barbara J. Mauch

10.3*    Exclusive Licensing Agreement, dated November 1, 1989 with Ronald A.
         Waldorf

10.4 Standard Multi-Tenant Commercial Industrial Lease-Gross, dated January 25, 1996, between the Company and AmberJack, Ltd. , and Amendments No. 1, No. 2 and No. 3. (included in original filing)

10.5 Agreement, dated March 19, 2001 between the Company and Medtrak, Inc. (included in original filing)

* Incorporated by reference from Amendment No. 1 to the Registration Statement on Form 10-SB, filed on December 13, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Eye Dynamics, Inc.


                                         By: /s/ Charles E. Phillips
                                             -----------------------------------
 Date: November 21, 2001                         Charles E. Phillips, President
                                                 and Chief Financial Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons On behalf of the Registrant and in the capacities and on the dates indicated:


 Signature                      Title                          Date
 ---------                      -----                          ----

/s/ Charles E. Phillips         President, Chief Financial     November 21, 2001
    Charles E. Phillips         Officer and a Director


/s/ Ronald A. Waldorf           Chairman and a Director        November 21, 2001
    Ronald A. Waldorf

/s/ Arnold Kay                  Director                       November 21, 2001
    Arnold Kay

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Board of Directors and Stockholders of Eye Dynamics, Inc.

I have audited the accompanying consolidated balance sheet of Eye Dynamics, Inc. (a Nevada corporation) and its subsidiary, Oculokinetics, Inc. (a California corporation), as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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




/s/ Harold Y Spector, CPA
-------------------------
Pasadena, California
February 16, 2001
(Except for Note 8, the date is
 June 19, 2001 and for Note 2,
 the date is November 1, 2001)

                                       F1

                         EYE DYNAMICS, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999


                                     ASSETS

                                                       2000              1999
                                                    ----------        ----------
Current Assets
  Cash and Cash Equivalents                         $  85,688         $  50,580
  Accounts Receivable                                 158,474           119,228
  Employee Advances                                     2,524                 0
  Inventories                                          59,732            50,083
  Prepaid and Unamortized Expenses                     70,469             4,952
                                                    ----------        ----------

         Total Current Assets                         376,887           224,843
                                                    ----------        ----------

Property and Equipment
  Furniture and Fixtures                                1,432             1,432
  Equipment                                            13,331            13,331
                                                    ----------        ----------
                                                       14,763            14,763
  Less: Accumulated Depreciation                      (10,279)           (7,612)
                                                    ----------        ----------

         Total Property and Equipment                   4,484             7,151
                                                    ----------        ----------

Other Assets
  Deposits                                             11,964            15,992
                                                    ----------        ----------

         Total Other Assets                            11,964            15,992
                                                    ----------        ----------

TOTAL ASSETS                                        $ 393,335         $ 247,986
                                                    ==========        ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                                       F2

                         EYE DYNAMICS, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                      2000              1999
                                                  ------------      ------------
Current Liabilities
  Accounts Payable                                $    27,271       $    46,491
  Accrued Interest                                    270,729           235,100
  Other Accrued Expenses                               20,458            40,046
  Deposit from Shareholders                                 0             7,758
  Notes Payable, current Portion                      417,249           430,191
                                                  ------------      ------------

         Total Current Liabilities                    735,707           759,586
                                                  ------------      ------------

Stockholders' Deficit
  Common Stock, $.001 par value,
   50,000,000 shares authorized;
   11,416,313 shares issued and
   outstanding at December 31, 2000;
   9,139,460 shares at December 31, 1999               11,416             9,139
  Paid-in Capital                                   2,928,544         2,459,063
  Accumulated Deficit                              (3,282,332)       (2,979,802)
                                                  ------------      ------------

         Total Stockholders' Deficit                 (342,372)         (511,600)
                                                  ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
  DEFICIT                                         $   393,335       $   247,986
                                                  ============      ============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                                       F3

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

                                       F4

                                        EYE DYNAMICS, INC. & SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                    Years ended December 31, 2000 and 1999


                                               Common Stock                 Paid-in        Accumulated
                                          Shares            Amount          Capital          Deficit           Total
                                    -------------------------------------------------------------------------------------
Balance at December 31, 1998            8,300,627       $     8,300       $ 2,333,027      $(2,934,135)      $  (592,808)

Issuance of stock for consulting           88,833                89            33,036                             33,125

Exercise of stock options                 750,000               750            93,000                             93,750

Net Loss                                                                                       (45,667)          (45,667)
                                    -------------------------------------------------------------------------------------

Balance at December 31, 1999            9,139,460       $     9,139       $ 2,459,063      $(2,979,802)      $  (511,600)

Issuance of stock to financial
 advisor                                  400,000               400            87,600                             88,000

Issuance of stock for consulting
 fees payable                              76,853                77            19,423                             19,500

Issuance stock for strategic
 planning and marketing                 1,000,000             1,000           199,000                            200,000

Private placement sales                   750,000               750           149,250                            150,000

Issuance of stock for public
 relations                                 50,000                50             6,450                              6,500

Shareholder's contribution                                                      7,758                              7,758

Net Loss                                                                                      (302,530)         (302,530)
                                    -------------------------------------------------------------------------------------

Balance at December 31, 2000           11,416,313       $    11,416       $ 2,928,544      $(3,282,332)      $  (342,372)
                                    =====================================================================================

                             The accompanying notes are an integral part of these
                                      consolidated financial statements

                                                      F5

                         EYE DYNAMICS, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2000 and 1999


                                                         2000            1999
                                                      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                            $(302,530)      $ (45,667)
  Adjustments to reconcile net loss to net
   cash used by operating activities
   Depreciation                                           2,667           2,597
   Issuance of stock for Consulting Fees                 88,000          33,125
   Issuance of stock for Public Relations                 6,500               0
   Issuance of stock for Strategic Planning             200,000               0
   (Increase) Decrease in:
         Accounts Receivable                            (39,246)           (608)
         Employee Advances                               (2,524)              0
         Inventories                                     (9,649)         10,180
         Prepaid Expenses                                 3,316          (4,952)
         Unamortized Expenses                           (68,833)              0
         Deposits                                         4,028          (9,851)
   Increase (Decrease) in:
         Accounts Payable                               (19,220)        (46,037)
         Accrued Interest                                35,629          36,834
         Accrued Expenses                                   (88)        (17,289)
                                                      ----------      ----------

NET CASH (USED) BY OPERATING ACTIVITIES                (101,950)        (41,668)
                                                      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Equipment                                       0            (699)
                                                      ----------      ----------

NET CASH (USED) BY INVESTING ACTIVITIES                       0            (699)
                                                      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Deposit from shareholders                                   0           7,758
  Proceeds from exercise of options                           0          93,750
  Proceeds from sales of stock                          150,000               0
  Proceeds from notes payable                            10,250               0
  Payments to line of credit                                  0         (45,013)
  Payments to officers' loans                           (23,192)              0
                                                      ----------      ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES               137,058          56,495
                                                      ----------      ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                35,108          14,128

BEGINNING OF YEAR                                        50,580          36,452
                                                      ----------      ----------

END OF YEAR                                           $  85,688       $  50,580
                                                      ==========      ==========

SUPPLEMENTAL DISCLOSURES:
  Cash Paid During the Year for:
         Interest                                     $      94       $   1,559
                                                      ==========      ==========

         Income Tax                                   $   1,600       $   1,600
                                                      ==========      ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements

                                       F6

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

                                       F7

                         EYE DYNAMICS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 2000 and 1999


NOTE 1 - NATURE OF BUSINESS

Eye Dynamics, Inc. ("the Company") was formed under the laws of Nevada on August 7, 1989 under the name Petro Plex, Inc. and adopted later as Drug Detection Systems, Inc. The Company changed its name to Eye Dynamics, Inc. and became qualified as a foreign corporation in California on November 2, 1992.

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

                                       F8

                         EYE DYNAMICS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 2000 and 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company is subcontracting the manufacturing of the medical diagnostic equipment and products. Manufacturing operations consist of assembly, test, and packaging functions. Sales of product and equipment are recognized at the time of delivery of the product to the customer or at the time of sale or installation. No provisions were established for estimated product returns and allowances based on the Company's historical experience.

Sales of repair and maintenance service is recognized when completion of the service which basically is the setup of the equipment with twelve months warranty.

The Company evaluated Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), but does not expect that SOP 97-2 will have a material impact on the Company's financial position, results of operations, or cash flows since the Company did not sell, license, lease or market any computer software.

The Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") in the fourth quarter of 2000. The adoption of SAB 101 did not have a material impact on the Company's operating results or financial positions.

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

                                       F9

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

Advertising Costs

All advertising costs are expensed as incurred. Advertising expenses were $3,998 and $1,004 for 2000 and 1999, respectively.

Reclassification

Certain reclassifications have been made to the 1999 consolidated financial statements to conform with the 2000 consolidated financial statement presentation. Such reclassification had no effect on net loss as previously reported.

Stock-Based Compensation

The Company accounts for stock issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (SFAS No.
123), "Accounting for Stock-Based Compensation" and the Emerging Issues Task Force (EITF) Consensus on Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

                                      F10

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

In September 2000, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. The Company historically has classified shipping charges to customers as revenue. With respect to the classification of costs related to the shipping and handling incurred by the seller, the EITF determined that the classification of such costs is an accounting policy decision that should be disclosed. It also determined that if shipping costs or handling costs are significant and are not included in cost of sales, a company should disclose both the amount(s) of such costs and the line item(s) on the income statement that include them. The Company historically has included inbound shipping charges in cost of sales and classified outbound shipping charges as operating expenses. For the years ended December 31, 2000 and 1999, the outbound shipping charges included as operating expenses were $25,033 and $23,112, respectively.


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

                                      F11

                         EYE DYNAMICS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 2000 and 1999


NOTE 4 - NOTES PAYABLE (Continued)
                                                         2000            1999
                                                      ----------      ----------
b)Notes to Others, interest at 12% per
  annum; due on demand, unsecured                        10,000          10,000

c)Note to TESA Corporation, interest at
  7% payable on maturity date, December
  31, 1999; maturing 11% of gross revenues,
  collateralized by accounts receivable,
  inventories, patents and a licensing agreement        406,971         396,721
                                                      ----------      ----------
                                                        417,249         430,191
Less current maturities                                (417,249)       (430,191)
                                                      ----------      ----------

Long-term debt, net                                   $       0       $       0
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

                                      F12

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

                                      F13

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

In 1999, the Company agreed to pay a consultant $5,250 per month; $2,000 in cash and the balance of $3,250 will be converted into the Company's common stock at 85% of the average market price during the compensation period. Accordingly, the Company had issued 88,833 shares of common stock at an average market price of $0.44 per share, or an aggregate of $33,125, for his service rendered.


NOTE 9 - STOCK OPTIONS

In February 2000, the Company granted 150,000 non-qualified stock options to officers at an exercise price of fifteen cents ($.15) per share through February 2003. The fair value of the stock when granted was $0.20 per share.

In September 1999, the Company granted 60,000 non-qualified stock options to employees at an exercise price of fifty-four cents ($.54) per share through September 2001.

There were 750,000 shares of options exercised at $.125 per share in 1999. None were exercised in 2000.

A summary of the status of the Company's stock option as of December 31, 2000 and 1999, and changes during the years then ended is presented below:

                                                2000                            1999
                                    --------------------------------------------------------------
                                                      Weighted                           Weighted
                                                      Average                            Average
                                                      Exercise                           Exercise
                                    Number of         Price             Number of        Price
                                    Shares            Per Share         Shares           Per Share
                                    --------------------------------------------------------------
Outstanding at beginning of Year    2,560,000        $0.27             3,550,000        $0.23
Granted                               150,000         0.15                60,000         0.54
Exercised                                   0            -              (750,000)        0.125
Expired and Cancelled                (400,000)        0.10              (300,000)        0.20
                                    ----------       -----             ----------       ------
Outstanding at end of Year          2,310,000        $0.29             2,560,000        $0.27
                                    =========        =====             =========        ======

Exercisable at end of Year          2,310,000        $0.29             2,515,000        $0.26
                                    =========        =====             =========        =====

The following table sets forth additional information about stock options outstanding at December 31, 2000:

                                      F14

                         EYE DYNAMICS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 2000 and 1999


NOTE 9 - STOCKS OPTIONS (Continued)

                                        Weighted
                   Number               Average       Weighted     Number
Range of           Outstanding          Remaining     Average      Exercisable
Exercise           as of                Contractual   Exercise     as of
Prices             Dec. 31, 2000        Life          Price        Dec. 31, 2000
------             -------------        ----          -----        -------------


$0.54                60,000           0.75 years      $0.54             60,000
$0.25             1,000,000           0.92 years      $0.25          1,000,000
$0.375            1,000,000           0.92 years      $0.375         1,000,000
$0.001              100,000           0.92 years      $0.001           100,000
$0.15               150,000           2.17 years      $0.15            150,000
                  ---------           ----            -----          ---------
                  2,310,000           0.99 years      $0.29          2,310,000
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

                                                            December 31,
                                                       2000             1999
                                                       -----------------------
Weighted average fair value per option granted         $0.185           $0.19
Risk-free interest rate                                 5.00%            6.00%
Expected dividend yield                                 0.00%            0.00%
Expected Lives                                          3.00             3.00
Expected volatility                                     0.30             0.30

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The Company's pro forma information follows:
                                                     December 31,
                                               2000               1999
                                            ----------         ----------
Net Loss as reported                        $(302,530)        $ (45,667)
                                            ==========        ==========
Net Loss (pro forma)                        $(315,580)        $ (49,467)
                                            ==========        ==========
Basic net loss per share as reported        $   (0.03)        $   (0.01)
                                            ==========        ==========
Basic net loss per share (pro forma)        $   (0.03)        $   (0.01)
                                            ==========        ==========

                                      F15

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

                                      F16

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

                                      F17

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

                                      F18