Form 10KSB
period 2001-12-31
EYE DYNAMICS INC
filed 2002-04-12
CIK 1097575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 (X)   Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2001


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

State issuer's revenues for its most recent fiscal year:   $ 697,597
                                                           ----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as a specified date within the past 60 days:

      Non-affiliate Equity: 7,175,061 shares @ $.07 per share = $502,254
      ---------------------------------------------------------------------

The number of shares outstanding of the issuer's common stock as of March 30, 2002 was 14,550,313.

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

INTRODUCTION

         The human eye is a very sensitive organ. Eye movements or pupil reactions are excellent indicators of the presence of disease, drugs or other conditions which may impair the human ocular motor system. In particular, the Company's technology deals with the central nervous system condition of nystagmus, a rapid, involuntary oscillation of the eyeball. Nystagmus occurs in different forms and has a number of causes, ranging from the serious (e.g., a tumor in the brain or ear) to the benign (such as positional dizziness). The consumption of certain drugs and alcohol also causes nystagmus, and there is a direct and quantifiable correlation between blood alcohol concentration in the body and the angle of onset of nystagmus. Medical research conducted over the past fifty years has furnished evidence demonstrating a relationship between irregular eye movement and abnormal central nervous system physiology. The causes of these conditions are numerous, and include the influences of alcohol, drugs, illness, stress, extreme fatigue and other neurological conditions

         The basic technology used in all of the Company's products is similar, yet differs in its application and use. The Company's products utilize infrared sensitive video cameras to monitor, videotape and analyze eye performance and movement. All the products share in a modular concept for efficiency in manufacturing. The products are PC computer based with specialized and proprietary hardware and embedded firmware. A common element of the products is the Ocular Motor Module, where the subject being tested peers into a dark environment. The products include an infrared sensitive Charge Coupled Device video camera that provides a bright video image, even though the person being tested sees nothing but a small stimulus or tracking light amid complete darkness.

PRODUCTS

         MEDICAL PRODUCTS. Eletronystagmographic (ENG) testing is a standard medical procedure used in assessing problems of the balance system of patients. This method provides enhanced diagnostic information for the medical practitioner to use for the final diagnosis of the patient's problem. Testing of patients for irregular eye movements has been a standard medical procedure for several decades. For this market, the Company markets the House InfraRed/Video ENG System. The ENG System is the first major technological improvement in this standard medical testing method in the past forty years. The Company's products have gained a share of this highly specialized market. The FDA granted approval to market this product in 1994.

         Irregular eye movements and conditions are analyzed by medical specialists as an aid in diagnosing problems with the human balance system and other neurological conditions. In the past, diagnostic products have used "electrodes" that are taped to the skin around the periphery of the patient's eyes and a very small electrical signal from the corneoretinal potential of the eyes drives a pen recorder. The pen recorder provides a graphical depiction of the eye movements under different test conditions. These graphs are then interpreted by the medical diagnostician.

         The Company brought the use of infrared illumination of the eyes into clinical use in 1994 when the U.S. Food and Drug Administration ("FDA") approved marketing of its House InfraRed/Video ENG System. This device was the first to replace the electrodes with infrared sensitive video cameras and with computer digital processing that follows the movement of the eyes and graphically portrays the movements much like the pen recorder. The test subject wears a lightweight goggle assembly which uses microminiature video cameras. The goggle is an essential instrument because certain of the ENG tests require the patient to move his head and often to recline on an examining table. The Company believes the accuracy and display of the Infrared/Video ENG System represents a significant improvement over other existing testing methods. In addition, the use of video by the Infrared/Video ENG System allows the test administrator or medical practitioner to observe the eye movements directly and can provide a videotape record of the test for later playback and additional analysis. The Company believes that this is a significant improvement over prior technology. This product was first marketed in 1994, after gaining FDA approval to market. Since then most every competitor has changed from electrodes and is embracing video data acquisition as a superior technology. Results from the tests are used by physicians and clinicians.

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

         The SafetyScope is based on methods developed by the federal government and used by law enforcement over the past 25 years. The SafetyScope is a simple computer system that evaluates the ability of an individual's eyes to follow a moving light and react to a dim and bright light stimulus. The SafetyScope is non-diagnostic and non-judgmental; it evaluates performance of the individual solely for safety and productivity purposes. The initial price for the product was $15,000, but with redesign and improved components and modest sales volume the product will be repriced to $8,000, which the Company believes is competitive with the price of professional desktop breath testing analyzers commonly used by law enforcement for assessment of blood alcohol content levels in individuals. However, the preferred pricing model is to place the units with the user at no initial cost, except for a modest deposit, and to charge the user a fee for each test administered. It is anticipated that the fees for such tests will range from $1 to $5 per test, depending on the monthly quantity of tests, with an average of approximately $3 per test.

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

         The Company believes that the SafetyScope will be especially useful for applications where fatigue in the workplace has an impairing effect on workers. The Company contracted with a major human alertness technology consulting and research organization to optimize the SafetyScope for fatigueness testing. The Company believes the SafetyScope will appeal to employers with round-the-clock workforces who desire to reduce industrial accidents caused by employee fatigue and to improve worker alertness and safety. It is estimated that in our society more than 20 million Americans, or over 10% of the workforce, work outside of normal daylight working hours, which tends to increase the effect of extreme fatigue.

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

         Hardware for the EM/1 is similar to the SafetyScope, but different operating software requires that a person trained and certified in SFST and drug recognition and evaluation operate the equipment and evaluate eye performance. From the EM/1 test results and other test information, the evaluator draws an opinion as to whether the individual is impaired and under the influence of intoxicants or not, or whether medical treatment is indicated. The video tape made of the test is then available as evidence to support the conclusion of the law enforcement officer and, depending on the jurisdiction, may be admissible as evidence in court proceedings. The EM/1 is currently priced at $14,000 per unit; however, the Company plans to introduce a handheld unit within the next two years, which should sell for less than $5,000.

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

         The Company has also supplied a modified version of the Infrared/Video ENG System to a distributor on a private label basis. These private label sales have represented a significant portion of sales of the product. Since May of 2001 the private label distributor has purchased an average of three units per month.

         The market for the ENG products is relatively mature and represents only annual growth estimated at 5%, but because of the advancement of technology spurred by the Company's introduction of video data acquisition methods in 1994, the market for replacement products has been strong.

         IMPAIRMENT DETECTION PRODUCTS. The Company has been test marketing the SafetyScope and has sold a few units in various locales. Currently, independent sales representatives are being recruited to achieve geographic distribution coverage over the United States. However, implementation of a full marketing plan is contingent on receipt of additional working capital.

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

         These factors limit the overall size of the market currently available to the Company to private companies that are not regulated by the federal government with respect to testing employees for substance abuse. If a private employer falls within government regulated drug testing requirements, but desires to also use impairment testing methodologies, it must do so in addition to the government regulation requirements. This creates an additional cost to such testing and therefore greatly limits the Company's access to that market.

         The Company has conducted discussions with various government agencies to modify applicable regulations and procedures so that they will encompass testing based on eye movement and performance. While certain governmental agencies have expressed an interest in the Company's products, management believes that changing governmental testing regulations will be a lengthy process and success is not assured.

COMPETITION

         MEDICAL PRODUCTS. The principal competitors in the medical market making ENG testing equipment are Micromedical Technologies, Inc., ICS Medical Corporation and SensoMotorific Inc. Since the Company's ENG product was introduced in 1994, competitors have developed similar video-based ENG goggle products. As a result, the market has become very competitive and subject to pricing pressures. As a consequence, the Company has reduced prices, with an adverse effect on overall gross margins. To combat this competitive pressure the Company has reduced manufacturing costs in an effort to offset the gross margin loss.

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

         The Company believes only Pulse Medical Instruments is developing a product to be directly competitive with the Company's products. The Pulse Medical product does not use video sensors and its results are displayed in graphic form on a computer monitor for the qualified expert to interpret. The Company believes that such product will be more expensive than the SafetyScope and is still under development and being validated as a useful device.

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

         The Company is the owner of a patent issued in August 1992, covering certain technology underlying the SafetyScope, principally relating to the apparatus for testing for impairment by tracking eye movements and pupil reactions to presented stimuli. This patent expired due to lack of payment of patent maintenance fees by the Company's patent counsel. The Company has filed a petition with the U.S. Patent and Trademark Office to have the patent reinstated.

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

ITEM 2.   DESCRIPTION OF PROPERTY

         The Company's offices are in leased space in an industrial complex Torrance, California. The offices are 960 square feet in size and the lease expires on April 30, 2003.

ITEM 3.   LEGAL PROCEEDINGS

Inapplicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The following table sets forth the quarterly high and low closing prices for the Common Stock, as reported on the OTC Bulletin Board, during the 2000 and 2001 fiscal years.

                                             LOW               HIGH
                                             ---               ----
              2001
         ---------------
         First Quarter                      $.42              $.44
         Second Quarter                      .23               .29
         Third Quarter                       .08               .10
         Fourth Quarter                      .08               .10

              2000
         ---------------
         First Quarter                       .41               .90
         Second Quarter                      .09               .53
         Third Quarter                       .09               .70
         Fourth Quarter                      .25               .53

         The Company's common stock is traded on the OTC Bulletin Board under the symbol "EYDY". As of March 22, 2002, the Company's Common Stock was held of record by approximately 125 holders. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners.

         The Company has paid no cash dividends on its Common Stock and has no present intention of paying cash dividends in the foreseeable future.

         During January 2001, the Company sold 250,000 units in a private offering to one individual, at a price of $.20 per Unit. Each Unit consisted of one share of Common Stock and two Warrants. Each Warrant is exercisable for one year and entitles the holder to purchase one share of Common Stock; the first warrant carries an exercise price of $.35 per share and the second carries an exercise price of $.75 per share. Also, in November 2001 the Company sold 250,000 shares of common stock to two investors at a price of .08 per share.

         During the year the Company also issued 809,000 unregistered shares for consulting, investor relations, public relations, and similar services.

         During 2001 an employee exercised an option and acquired 100,000 shares upon exercise at an exercise price of $.01 per share.

         The Company believes that the issuances were exempt under Regulation D of the Securities Act of 1933, as amended and under Section 4(2) thereof.

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

         The SafetyScope product or its predecessor, the EPS-100 Performance System, has been sold in a few locales and beta marketing has been successful. However, for large scale sale of this product the Company needs to have a substantial infusion of capital and federal drug testing regulations modified. This is a significant project requiring a coordinated effort with potential users, government officials and the help of legislative bodies. Therefore, additional investment capital is required to launch the marketing of the SafetyScope. A large scale marketing and lobbying effort will be necessary for this product to succeed. A business plan has been prepared for commercialization of the SafetyScope and is being evaluated by interested parties.

RESULTS OF OPERATIONS

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000.

         Revenues from sale of products decreased by 11% from $779,996 in 2000 to $697,597 in 2001. This decrease is due to reduced sales of the Infrared/Video ENG System. For the first four months of the year there were no purchases by our private label distributor. Since May of 2001, purchases by that distributor have averaged over three systems each month, which is consistent with our expectations. However, since September, and for the fourth quarter, sales of the medical product dropped drastically to only one or two each month. The Company attributes this situation to the September 11th disaster, which occurred in the middle of our most important trade show of the year. Physicians and others who purchase our products have pulled back in their purchase commitments, and we have not yet regained the momentum that was lost in the fourth quarter. Cost of sales decreased by 12%, due to a decrease in units sold, and gross profit increased by 1%, from 56% in 2000 to 57% in 2001. Operating expenses increased by 40%, due principally to costs associated with the introduction of the "SafetyScope" product line and the effort to attract equity financing. Net loss increased by $243,875, or 81%, due to the increase in operating expenses and other expenses relating to commercialization efforts for the SafetyScope product.

         Inventory turnover ratio in 2001 was approximately 3:1, compared to 5.7:1 in 2000. This is a reflection of the business slowdown experienced in the fourth quarter. Inventory has been reduced, and is currently in line with a turnover ratio Of 5:1 for the 2002 year.

         Collection of accounts receivables has been very good, with only minimal slow paying accounts. Year end accounts receivable were fully paid in January 2002 except for one invoice for $550. In particular, our private label account pays all invoices within fifteen days of the invoice date.

         Product development is limited due to financial resources available and is concentrated on software and product improvements that will make the current products more competitive and desirable.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2001, the Company had an accumulated deficit of approximately $3,828,737. As of that date, the Company had $23,623 in cash, and approximately $82,578 in net accounts receivable and $115,518 in inventory. Also, the Company had $863,224 of current liabilities, consisting principally of a single promissory note and accrued interest on that note. The note payable became due on December 31, 1999. The Company has held discussions with the payee of the note, but has been unable to achieve a settlement or extension of the note. On March 21, 2002 the payee of the note made formal demand for payment of the note or turnover of the assets securing the note. The note is secured by substantially all the assets of the Company.

         The Company has no plans for significant capital equipment expenditures for the foreseeable future.

         The Company believes that current and future available capital resources, cash flow from operations and other existing sources of liquidity will be adequate to fund its operations for the remainder of the current fiscal year. However, there can be no assurance that sufficient funds will be available or that future events will not cause the Company to seek additional capital sooner, including, but not limited to, the failure by the Company to timely collect outstanding accounts receivable. To the extent the Company is in need of any additional financing, there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. The inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations. If additional funds are raised by issuing equity or convertible debt securities, options or warrants, further dilution to the existing shareholders may result. The Company's liquidity and ability to raise additional capital are also dependent on the resolution of a dispute with a former distributor over a note issued to the distributor, which note is currently in default. Notwithstanding the default, the Company is still in active negotiation with the former distributor for extension of the note or conversion to equity.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


         The directors and executive officers of the Company are as follows:

                                                                                    DIRECTOR
         NAME                AGE               POSITION                              SINCE
         ----                ---               --------                           -----------
Charles E. Phillips          66       President, Treasurer & Director                  1991

Ronald A. Waldorf            53       Vice President, Secretary & Director             1991

Arnold D. Kay                66       Director                                         1999

Barbara J. Mauch             56       Chief Product Development Engineer               ----


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

         Based upon a review of filings made and other information available to it, the Company believes that each of the Company's present Section 16 reporting persons filed all forms required of them during the year 2001 by Section 16(a).

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth certain compensation awarded or paid by the Company to its President and Chief Executive Officer during the fiscal years ended December 31, 2001 and December 31, 2000. No other executive officers' total annual salary and bonus for services to the Company exceeded $100,000.

                                     SUMMARY COMPENSATION TABLE

                                                                                  LONG-TERM COMPENSATION
                                                                  -----------------------------------------------------
                                       ANNUAL COMPENSATION            AWARDS             PAYOUTS
                            ------------------------------------  ------------------------------------
                                                                   RESTRICTED                   LTIP
NAME AND                             SALARY     BONUS     OTHER   STOCK AWARDS     OPTIONS     PAYOUTS     ALL OTHER
PRINCIPAL POSITION          YEAR       $          $         $         $                #          $        COMPENSATION
------------------          ----     ------     -----     -----     ------         -------     -------     ------------
Charles E. Phillips         2001     72,000     0          0         0                   0        0           0
                            2000     64,500     0          0         0             100,000        0           0
                            1999     60,000     0          0         0              20,000        0           0


         There were no options granted in 2001.

         The following table sets forth certain information concerning options exercised and outstanding at December 31, 2001:

                                                          Number of         Value of Unexercised
                          Shares                         Unexercised             In-the-money
                        Acquired on      Value            Options at              Options at
                         Exercise       Realized      December 31, 2000*      December 31, 2000*
                        ----------      --------      ------------------      ------------------
Name
----
Charles E. Phillips            0           0               100,000                 $15,000

Ronald Waldorf           100,000      $8,900                     0                       0

Arnold Kay                     0           0                     0                       0


---------------------------
*All currently exercisable

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of the Common Stock of the Company as of March 22, 2002, by (i) each person known by the Company to beneficially own 5% or more of the outstanding Common Stock of the Company; (ii) each of the Company's directors; (iii) the Named Executive Officers identified in the Summary Compensation Table; and (iv) all directors and Named Executive Officers of the Company as a group.


Name & Address                      Number of Shares            Percentage Owned
--------------                      ----------------            ----------------
Charles E. Phillips
2301 W. 205th St., #106              2,205,489 (1)                    15.4 (1)
Torrance, CA 90501

Ronald A. Waldorf
2301 W. 205th St., #106              1,681,152                        11.7
Torrance, CA 90501

Barbara J. Mauch                     1,432,544 (2)                    10.0 (2)
2301 W. 205th St., #106
Torrance, CA 90501

Arnold D. Kay                          316,316                         2.2
2301 W. 205th St., #106
Torrance, CA 90501

All directors and executive
officers as a group                  4,202,957                        29.3
(4 persons)

-----------------------
(1)      Includes 100,000 shares covered by options exercisable within 60 days

(2)      Includes 50,000 shares covered by options exercisable within 60 days

         Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Shares of Common Stock subject to securities currently convertible, or convertible within 60 days after March 22, 2002, are deemed to be outstanding in calculating the percentage ownership of a person or group but are not deemed to be outstanding as to any other person or group.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Since inception, the Company has borrowed funds from Mr. Charles E. Phillips, its President and Chief Executive Officer, and from employee Barbara Mauch, under various promissory notes. These notes bear interest at 10% per annum and are unsecured. As of December 31, 2001, the balance of the notes was $15,000, and the unpaid accrued interest totaled $71,715. The principal balance of $15,000 was paid to Mr. Phillips in January 2002, but the accrued interest remains outstanding.

         The Company has employment agreements with its President and an employee that provide for aggregate annual compensation of $150,000. The agreements are automatically renewed year to year. The agreements may be terminated by the Company or the officers with notice 60 days prior to any expiration date.

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

3(ii)*   Bylaws

10.1*    Employment Agreement, dated April 1, 1989 with Charles E. Phillips

10.2*    Employment Agreement, dated December 1, 1989 with Barbara J. Mauch

10.3*    Exclusive Licensing Agreement, dated November 1, 1989 with Ronald A.
         Waldorf

10.4** Standard Multi-Tenant Commercial Industrial Lease-Gross, dated January 25, 1996, between the Company and AmberJack, Ltd. , and Amendments No. 1, No. 2 and No. 3.

10.5**     Agreement, dated March 19, 2001 between the Company and Medtrak, Inc.

* Incorporated by reference from Amendment No. 1 to the Registration Statement on Form 10-SB, filed on December 13, 1999.

** Incorporated by reference from Report on Form 10-K for the year ended December 31, 2000, filed on April 16, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Eye Dynamics, Inc.

                                             By: /s/ Charles E. Phillips
                                             -----------------------------------
Date: April 10, 2002                         Charles E. Phillips, President
                                             and Chief Financial Officer


        In accordance with the Exchange Act, this report has been signed below by the following persons On behalf of the Registrant and in the capacities and on the dates indicated:

Signature                      Title                          Date
---------                      -----                          ----

/s/ Charles E. Phillips         President, Chief Financial     April 10, 2002
        Charles E. Phillips         Officer and a Director


/s/ Ronald A. Waldorf           Chairman and a Director        April 10, 2002
        Ronald A. Waldorf


/s/ Arnold Kay                  Director                       April 10, 2002
       Arnold Kay

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Board of Directors and stockholders of Eye Dynamics, Inc.

I have audited the accompanying consolidated balance sheet of Eye Dynamics, Inc. (a Nevada corporation) and its subsidiary, Oculokinetics, Inc. (a California corporation), as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eye Dynamics, Inc. and its subsidiary as of December 31, 2001, and the results of their consolidated operations and their consolidated cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company's operating losses, deficit in stockholders' equity and working capital raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Harold Y. Spector, CPA

Harold Y Spector, CPA
Pasadena, California
March 8, 2002

                        EYE DYNAMICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                December 31, 2001



                                     ASSETS
Current Assets
  Cash                                                              $    23,623
  Accounts Receivable                                                    82,578
  Employee Advances and Receivable                                       62,147
  Inventory                                                             115,518
  Prepaid Expense                                                         3,093
                                                                    ------------
    Total Current Assets                                                286,959

Property and Equipment, net of
  Accumulated depreciation of $12,888                                     1,875

Other Assets                                                                882
                                                                    ------------

TOTAL ASSETS                                                        $   289,716
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Accounts Payable & Accrued Expenses                               $    53,903
  Accrued Interest                                                      308,102
  Customers' Deposits                                                    24,000
  Line of Credit                                                         45,248
  Notes Payable, current portion                                        431,971
                                                                    ------------
    Total Current Liabilities                                           863,224
                                                                    ------------

Contingent Liabilities                                                   61,000

Stockholders' Deficit
  Common Stock, $0.001 par value;
    50,000,000 shares authorized;
    14,350,313 shares issued and
    outstanding                                                          14,350
  Paid-in Capital                                                     3,345,936
  Unamortized Expenses(Contra-Equity)                                  (166,057)
  Accumulated Deficit                                                (3,828,737)
                                                                    ------------
    Total Stockholders' Deficit                                        (634,508)
                                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   289,716
                                                                    ============


   The accompanying notes are an integral part of these consolidated financial statements

                        EYE DYNAMICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   For years ended December 31, 2001 and 2000



                                                     2001               2000
                                                 -------------     -------------
Sales                                            $    697,597      $    779,996

Cost of Sales                                         302,057           342,958
                                                 -------------     -------------
Gross Profit                                          395,540           437,038

Operating Expenses                                    881,631           630,366
                                                 -------------     -------------
Loss from Operations                                 (486,091)         (193,328)
                                                 -------------     -------------

Other Income(Expense)
  Interest and Other Income                             4,784            16,121
  Consulting Fees - Nonoperating                           --           (88,000)
  Interest Expense                                    (43,498)          (35,723)
  Settlement                                          (20,000)               --
                                                 -------------     -------------

    Total Other Income(Expenses)                      (58,714)         (107,602)
                                                 -------------     -------------

Net Loss before Taxes                                (544,805)         (300,930)

Provision for Income Taxes                              1,600             1,600
                                                 -------------     -------------

Net Loss                                         $   (546,405)     $   (302,530)
                                                 =============     =============

Net Loss per share-Basic and Diluted             $      (0.04)     $      (0.03)
                                                 =============     =============

Weighted average number of shares                  12,268,896        10,180,433
                                                 =============     =============



   The accompanying notes are an integral part of these consolidated financial statements


                                          EYE DYNAMICS, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                      For years ended December 31, 2001 and 2000

                                                                           Unamortied
                                     Common Stock             Paid-in       Expenses     Accumulated
                                 Shares         Amount        Capital    (Contra-Equity)   Deficit          Total
                              ------------   ------------   ------------  ------------   ------------   ------------
Balance at 12/31/99             9,139,460    $     9,139    $ 2,459,063   $         0    $(2,979,802)   $  (511,600)

Issuance of Stock for
 Consulting, Financial
 Advising, and Public
 Relation expenses              1,450,000          1,450        293,050       (68,833)                      225,667

Issuance of Stock for
 converting a payable              76,853             77         19,423                                      19,500

Private Placement Sales           750,000            750        149,250                                     150,000

Shareholder's Contribution                                        7,758                                       7,758

Net Loss                                                                                    (302,530)      (302,530)
                              ------------   ------------   ------------  ------------   ------------   ------------

Balance at 12/31/00            11,416,313         11,416      2,928,544       (68,833)    (3,282,332)      (411,205)

Issuance of Stock for
 Consulting, Financial
 Advising, and Public
 Relation expenses              2,334,000          2,334        333,892       (97,224)                      239,002

Issuance of Stock for
 Cash                             500,000            500         69,500                                      70,000

Exercise of Options               100,000            100                                                        100

Warrants issued for services                                     14,000                                      14,000

Net Loss                                                                                    (546,405)      (546,405)
                              ------------   ------------   ------------  ------------   ------------   ------------

Balance at 12/31/01            14,350,313    $    14,350    $ 3,345,936   $  (166,057)   $(3,828,737)   $  (634,508)
                              ============   ============   ============  ============   ============   ============





                The accompanying notes are an integral part of these consolidated financial statements

                                                         F-4


                           EYE DYNAMICS, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For years ended December 31, 2001 and 2000



                                                               2001            2000
                                                            ----------      ----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Loss                                                  $(546,405)      $(302,530)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Depreciation                                                2,609           2,667
    Stock for Services                                        239,002         225,667
    Warrants for Services                                      14,000               0
    (Increase) Decrease in:
     Accounts Receivable                                       75,896         (39,246)
     Inventory                                                (55,786)         (9,649)
     Interest Receivable on Employee Loan                      (4,454)             --
     Prepaid and Others                                         9,625           7,344
    Increase (Decrease) in:
     Accounts Payable and Accrued Expenses                      6,174         (19,308)
     Other Liabilities                                         85,000              --
     Accrued Interest                                          37,730          35,629
                                                            ----------      ----------
Net cash used by operating activities                        (136,609)        (99,426)
                                                            ----------      ----------

CASH FLOW FROM INVESTING ACTIVITIES:
  Employee Advances and Receivable                            (55,169)         (2,524)
                                                            ----------      ----------
Net cash used by investing activities                         (55,169)         (2,524)
                                                            ----------      ----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuing of Common Stock                        70,100         150,000
  Net Advance from Line of Credit                              44,891              --
  Net Proceeds from Notes Payable                                  --          10,250
  Net Proceeds from (Payments to) Shareholders                 14,722         (23,192)
                                                            ----------      ----------
Net cash provided by financing activities                     129,713         137,058
                                                            ----------      ----------

NET INCREASE (DECREASE) IN CASH                               (62,065)         35,108

CASH BALANCE AT BEGINNING OF YEAR                              85,688          50,580
                                                            ----------      ----------

CASH BALANCE AT END OF YEAR                                 $  23,623       $  85,688
                                                            ==========      ==========
SUPPLEMENTAL DISCLOSURES:
  Interest Paid                                             $   3,741       $      94
                                                            ==========      ==========
  Taxes Paid                                                $   1,600       $   1,600
                                                            ==========      ==========



 The accompanying notes are an integral part of these consolidated financial statements

                                          F-5

                         EYE DYNAMICS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For Years ended December 31, 2001 and 2000


NOTE 1 - NATURE OF BUSINESS

Eye Dynamics, Inc. ("the Company") was formed under the laws of Nevada on August 7, 1989 under the name Petro Plex, Inc. and adopted later as Drug Detection Systems, Inc. The Company changed its name to Eye Dynamics, Inc. and became registered in California as a foreign corporation on November 2, 1992.

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

The subsidiary had no operations in both years of 2001 and 2000. All revenue is derived from the Company.

Use of estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of the financial instruments have been estimated by management to approximate fair value.

                         EYE DYNAMICS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For Years ended December 31, 2000 and 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company is subcontracting the manufacturing of the medical diagnostic equipment and products. Manufacturing operations consist of assembly, test, and packaging functions. Sales of product and equipment are recognized when both title and risk of loss transfers to the customer (usually it is the date of shipment), provided that no significant obligations remain. No provisions were established for estimated product returns and allowances based on the Company's historical experience.

The Company provides repair and maintenance, and consulting and education services to its customers. Revenue from such services is generally recognized over the period during which the applicable service is to be performed or on a services-performed basis.

The Company evaluated Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), but does not expect that SOP 97-2 will have a material impact on the Company's financial position, results of operations, or cash flows since the Company did not sell, license, lease or market any individual computer software. The Company's computer software is included with the equipment and is not sold separately.

The Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") in fourth quarter of 2000. The adoption of SAB 101 did not have a material impact on the Company's operating results or financial positions.

Accounts Receivable

Management of the Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made. Bad debt expense for years ended December 31, 2001 and 2000 was $81 and $708, respectively.

Inventories

Costs incurred for materials, technology and shipping are capitalized as inventories and charged to cost of sales when revenue is recognized.

Inventories consist of finished goods and are stated at the lower of cost or market, using the first-in, first-out method.

Property and Equipment

Property and Equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets. Depreciation expense was $2,609 and $2,667 for 2001 and 2000, respectively.

                         EYE DYNAMICS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For Years ended December 31, 2001 and 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based Compensation

The Company accounts for equity-based instruments issued or granted to employees using the intrinsic method as prescribed under APB No. 25 Accounting for Stock Issued to Employees. During 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), which defines a fair value based method of accounting for stock options or similar equity instruments. The Company has elected to adopt the disclosure-only provisions of SFAS No. 123 in accounting for employee stock options. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS No. 123 states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Under the guidance in Issue 96-18, the measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

Advertising Costs

All advertising costs are expensed as incurred. Advertising expenses were $3,133 and $3,998 for 2001 and 2000, respectively.

                         EYE DYNAMICS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For Years ended December 31, 2001 and 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Shipping and Handling Costs

In September 2000, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. The Company historically has classified shipping charges to customers as revenue. With respect to the classification of costs related to the shipping and handling incurred by the seller, the EITF determined that the classification of such costs is an accounting policy decision that should be disclosed. It also determined that if shipping costs or handling costs are significant and are not included in cost of sales, a company should disclose both the amount(s) of such costs and the line item(s) on the income statement that include them. The Company historically has included inbound shipping charges in cost of sales and classified outbound shipping charges as operating expenses. For years ended December 31, 2001 and 2000, the outbound shipping charges included as operating expenses were $27,000 and $25,033, respectively.

Reclassification

Certain reclassifications have been made to the 2000 consolidated financial statements to conform with the 2001 consolidated financial statement presentation. Such reclassification had no effect on net loss as previously reported.

Recent Accounting Pronouncements

In June 2001, Statement of Financial Accounting Standards ("SFAS") No.141, "Business Combinations" was issued establishing accounting and reporting standards requiring all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS No. 141 is effective for the Company for the fiscal quarter beginning July 1, 2001. The impact of this statement is dependent on future acquisition activity.

Also in June 2001, SFAS No. 142 "Goodwill and Other Intangible Assets" was issued effective for the first period of all fiscal years beginning after December 15, 2001, with early adoption permitted for entities with Fiscal years beginning after March 15, 2001. SFAS No. 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. The Company currently does not own any intangible assets and as a result, does not anticipate any impact on the Company's consolidated financial statements.

                         EYE DYNAMICS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For Years ended December 31, 2001 and 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In September 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued effective for all related transactions occurring after March 31, 2001. The statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The new statement, while largely including the provisions of SFAS No. 125, revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosure. The statement was effective for the Company for the fiscal quarter beginning April 1, 2001 and the Company believes the adoption will not have a significant impact on its financial position.

In July 2000, the EITF began discussing Issue 00-18, "Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees". The issues are (a) the grantor's accounting for a contingent obligation to issue equity instruments (subject to vesting requirements) when a grantee performance commitment exists but the equity instrument has not yet been issued, (b) the grantee's accounting for the contingent right to receive an equity instrument when a grantee performance commitment exists prior to the receipt (vesting) of the equity instrument, and (c) for equity instruments that are fully vested and nonforfeitable on the date the parties enter into an agreement, the manner in which the issuer should recognize the fair value of equity instruments. However, the EITF did not reach a consensus on any of these issues, and further discussion of Issue 00-18 is expected at a future meeting. The Company is currently evaluating the impact of Issue 00-18.

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


NOTE 3 - EMPLOYEE LOAN AND ADVANCES

The Company has made advances to and on behalf of an employee and the employee has made repayments to the Company. On April 2, 2001, the Company converted $49,489 into a note receivable bearing interest at 12% per annum. The note is collateralized by 2,660,000 shares of capital stock of Ingen Technologies, Inc., a privately held California corporation. In August 2001, the Company turned over all 2,660,000 shares of Ingen stock to the employee's priority secured creditor. The note becomes unsecured and is due on demand.

As of December 31, 2001, the net receivable from the employee amounted to $62,147, including an interest receivable of $4,454.

                         EYE DYNAMICS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For Years ended December 31, 2001 and 2000


NOTE 4 - LINE OF CREDIT

The Company has an operating line of credit with Wells Fargo Bank of $65,000, with interest payable at the bank's prime rate plus 2.75%. This line of credit is payable on demand and is personally guaranteed by the Company's President. As of December 31, 2001 and 2000 the amount drawn against the line was $45,248 and $0, respectively.


NOTE 5 - NOTES PAYABLE

                                                            As of December 31,
                                                        2001             2000
                                                     ----------       ----------

a.) Notes Payable to Officer,
    compound interest accrued at
    10%; due 60 days after dates
    of notes, unsecured                              $  15,000        $     278

b.) Notes Payable to Others,
    interest at 12% per annum; due
    on demand, unsecured                                10,000           10,000

c.) Notes Payable to TESA Corp.,
    interest at 7% payable on
    December 31, 1999; maturing
    11% of gross revenues,
    collateralized by accounts
    receivable, inventory, patents
    and a licensing agreement                          406,971          406,971
                                                     ----------       ----------

                                                       431,971          417,249
Less: Current Maturities                              (431,971)        (417,249)
                                                     ----------       ----------

Notes Payable, Long-Term                             $      --        $      --
                                                     ==========       ==========

NOTE 6 - SETTLEMENT AGREEMENT AND MUTUAL RELEASE

On December 29, 1993, the Company entered into a settlement agreement and mutual release with TESA Corporation, a former distributor. The agreement provided a payment of $400,000 with simple interest at 7% per annum, payable on or before December 31, 1999. The note principal is payable in monthly installments of 11% of gross revenue on the sales (See Note 4c). As of December 31, 2001 and 2000, interest of $223,987 and $195,987 was accrued, respectively. No principal payments were made in either year. The Company is currently negotiating the note.

                         EYE DYNAMICS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For Years ended December 31, 2001 and 2000


NOTE 6 - SETTLEMENT AGREEMENT AND MUTUAL RELEASE (Continued)

In addition, the Company agreed to repurchase from TESA up to nine product units, which were previously sold by the Company to TESA through its wholly-owned subsidiary, Oculokinetics, Inc. For each unit resold to the customer, the Company is obliged to repurchase the unit for $10,250. There was no purchase commitment if the unit was not resold. During the years ended December 31, 2001 and 2000, the Company sold one unit in each year, and as of those dates, the Company had remitted $10,250 and $0, respectively, to TESA. The balance owed to TESA related to these consigned inventories was included in Note Payable - TESA (See Note 5c).


NOTE 7 - INCOME TAXES

The Company files separate federal and state income tax returns with its subsidiary.

Provision for income taxes in the consolidated statements of operations for years ended December 31, 2001 and 2000 consist of $1,600 minimum state income taxes in each year, $800 for each corporation.

As of December 31, 2001, the Company has net operating loss carryforwards, approximately, of $1,387,882 to reduce future taxable income. The subsidiary has NOL carryforwards of $1,482,874. To the extent not utilized, both carryforwards will begin to expire through 2021. The Company's ability to utilize its net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

The deferred net tax assets consist of the following at December 31:

                                         Parent Company             Subsidiary
                                   -------------------------------------------------
                                      2001         2000         2001         2000
                                   ----------   ----------   ----------   ----------
Net Operating Loss Carryforwards   $ 471,880    $ 285,636    $ 504,177    $ 503,905
Valuation Allowance                 (471,880)    (285,636)    (504,177)    (503,905)
                                   ----------   ----------   ----------   ----------
Net deferred tax assets            $       -    $       -    $       -    $       -
                                   ==========   ==========   ==========   ==========


NOTE 8 - PRIVATE PLACEMENT OFFERING

In August 2000, the Company conducted a self-underwritten offering of 1,000,000 units, consisting of one share of common stock and two stock warrants at $0.20 per unit. One warrant to be for purchase of one share of common stock at $.35 per share and the second warrant to be for purchase of one share of common stock at $.75 per share. The warrants expire in one year after purchase of the above described unit. The private placement offering was completed in January 2001. The Company sold all 1,000,000 units and received $200,000 in proceeds. On August 24, 2001, the Board of Directors approved to extend the expiration date of warrants for six months.

                         EYE DYNAMICS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For Years ended December 31, 2001 and 2000


NOTE 9 - COMMON STOCK TRANSACTIONS

During 2001 and 2000, the Company issued substantial amounts of common stock to various consultants for public and investor relations, financial consulting, and strategic planning and consulting services. The shares are fully vested and nonforfeitable. The Company recorded the stock transactions at their fair market value, capitalized the costs of transactions, and amortized them over the length of the services. For years ended December 31, 2001 and 2000, there were 2,334,000 and 1,450,000 shares of common stock issued to nonemployees for their services, respectively. The total costs of transactions were $336,226 and $294,500, respectively. As of December 31, 2001 and 2000, the balance of unamortized costs was $166,057 and $68,833, respectively. The unamortized costs were included in equity section as a contra-equity.

The Company also sold 250,000 shares of common stock to two private investors at $0.125 per share and received $20,000 in cash.

In 2000, the Company converted a consulting fee payable of $19,500 into 76,853 shares of common stock.


NOTE 10 - STOCK OPTIONS AND WARRANTS

Stock Options

In the past years, the Company issued non-qualified stock options to officers, directors, employees and other service providers of the Company. During the years ended December 31, 2001 and 2000, the Company granted 0 and 150,000 options, respectively. As of those dates, there were 150,000 and 2,310,000 outstanding options, respectively. The range of exercise price is from $0.001 to $0.54. The options may be exercised no later than three years from the date of issuance. The weighted average fair value of options granted by the Company as of December 31, 2001 and 2000 was $0.18 and $0.19, respectively. There were 100,000 shares of options exercised at $0.001 per share in 2001. None were exercised in 2000.

A summary of the status of the Company's stock option as of December 31, 2001 and 2000, and changes during the years then ended is presented below:

                                              2001                      2000
                                     ------------------------- ------------------------
                                                   Weghted                    Weghted
                                        Number     Average        Number      Average
                                          of       Exercise         of        Exercise
                                        Shares      Price         Shares       Price
                                     ------------------------- ------------------------
Outstanding at beginning of Year      2,310,000    $    0.29     2,560,000    $   0.27
Granted                                      --           --       150,000        0.15
Exercised                              (100,000)        0.001           --          --
Expired and Cancelled                (2,060,000)        0.32      (400,000)       0.10
Outstanding at end of Year              150,000    $    0.15     2,310,000    $   0.29

Exercisable at end of Year              150,000    $    0.15     2,310,000    $   0.29

                         EYE DYNAMICS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For Years ended December 31, 2001 and 2000


NOTE 10 - STOCK OPTIONS AND WARRANTS (Continued)

The outstanding options at December 31, 2001 were excercisable at $0.15 per share with remaining lives of 1.08 years.

The Company has elected to account for its stock-based compensation under APB Opinion No. 25 an accounting standard under which no related compensation was recognized in 2001 or 2000, the year of the grant; however, the Company has computed for pro forma disclosure purposes, the value of all options granted during the year ended December 31, 2001 and 2000 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 and the weighted average assumptions as follows:

                                                            December 31,
                                                         2001         2000
                                                       ----------------------
Weighted average fair value per option granted         $ 0.18        $ 0.19
Risk-free interest rate                                  1.75%         5.00%
Expected dividend yield                                  0.00%         0.00%
Expected lives                                           1.08          3.00
Expected volatility                                      0.70          0.30


For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                              December 31,
                                                           2001         2000
                                                        ------------------------
Net Loss as reported                                    $(546,405)    $(302,530)
Net Loss (pro forma)                                    $(559,455)    $(315,580)
Basic and Diluted net loss per share as reported        $   (0.04)    $   (0.03)
Basic and Diluted net loss per share (pro forma)        $   (0.05)    $   (0.03)


Stock Warrants

As discussed in Note 8, the Company sold warrants in a private placement offering to purchase up to 2,000,000 shares of common stock at exercise prices of $0.35 or $0.75 per share. These warrants will expire through January 2002. In August 2001, the Board of Directors approved to grant a six-month extension on these warrants.

During 2001, the Company granted warrants to purchase up to 200,000 shares of common stock in exchange for investor relation services. These services were valued at $14,000 and the amount was charged to operations in 2001. Exercised prices determined for the warrants are 66,666 shares at $0.32 per share; 66,666 shares at $0.82 per share; and 66,668 shares at $1.32 per share. The warrants will expire on January 3, 2004.

                         EYE DYNAMICS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For Years ended December 31, 2001 and 2000


NOTE 10 - STOCK OPTIONS AND WARRANTS (Continued)

A summary of the status of the Company's warrants as of December 31, 2001, and changes during the year then ended is presented below:

                                                   2001                    2000
                                         -----------------------------------------------
                                                       Weighted                Weighted
                                                       Average                 Average
                                                       Exercise                Exercise
                                           Number of     Price      Number of   Price
                                           Warrants    Per Share    Warrants   Per Share
                                         -----------------------------------------------
Outstanding at beginning of year           1,500,000   $   0.55           --   $     --
Granted                                      700,000       0.63    1,500,000       0.55
Exercised, Expired and Cancelled                  --         --           --         --
Outstanding at end of year                 2,200,000   $   0.57    1,500,000   $   0.55

Exercisable at end of year                 2,200,000   $   0.57    1,500,000   $   0.55


NOTE 11 - NET LOSS PER SHARE

Net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Basic net loss per share for years ended December 31, 2001 and 2000 was $0.04 and $0.03, respectively. Net loss per share does not include options and warrants as they would be anti-dilutive in 2001 and 2000 due to the net loss in those years.

                                                        Year ended December 31,
                                                         2001          2000
                                                      --------------------------
Numerator:
  Net Loss                                            $ (546,405)    $ (302,530)
Denominator:
  Weighted Average of Common Shares                   12,268,896     10,180,433

Basic and diluted net loss per share                  $    (0.04)    $    (0.03)


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

                         EYE DYNAMICS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For Years ended December 31, 2001 and 2000


NOTE 13 - RELATED PARTY TRANSACTION

As disclosed in Note 5a, the Company had notes payable to the officers in the amounts of $15,000 and $278 as of December 31, 2001 and 2000, respectively. As of these dates, balance of accrued interest was $71,715 and $63,542, respectively. Interest expense charged on these notes totaled $8,173 and $6,429 in those years, respectively.


NOTE 14 - MAJOR CUSTOMERS

During 2001 and 2000, the Company had two major customers, sales to which exceeded 10% of the Company's total sales. Sales to this customer totaled $286,955 and $234,958 for the years ended December 31, 2001 and 2000, respectively.


NOTE 15 - CONTINGENCIES AND COMMITMENTS

Litigation

The Company was involved in a lawsuit filed by 6800 Owensmouth, Inc. ("OWEN") alleging that the Company had aided and abetted an employee in avoiding payment of a lawsuit judgment in favor of OWEN. On February 21, 2002, the Board of Directors, in the interest of capital conservation and avoiding the time and expense of a court trial, approved to reach a settlement through mediation conference. The settlement reached included payment of $10,000 and issuance of 200,000 shares of 144 restricted common stock of the Company at a fair market value of $0.05. The settlement loss of $20,000 was accrued and charged to operations in 2001.

Agreements

The Company entered into a Finder's Agreement with a consultant who acts as a finder to locate prospective investors for the Company. The Company agreed to pay the consultant finder's fees based on the following schedule:

                        5% on first $5,000,000 capital raised
                        4% on next $1,000,000
                        3% on next $1,000,000
                        2% on next $1,000,000
                        1% on balance

As of December 31, 2001, no capital was raised through the consultant.

The Company also agreed to pay another consultant an engagement fee of $50,000 under a Financial Consulting Services Agreement. The Company agreed that 25% of any funding will be payable to the consultant until the full amount owed to the consultant is fully paid. If no funding occurs, the payment will not be paid to the consultant.

In September 2000, the Company entered into an agreement providing that the Company will pay $6,000 per month for public relations through February 2001.

                         EYE DYNAMICS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For Years ended December 31, 2001 and 2000


NOTE 15 - CONTINGENCIES AND COMMITMENTS

Lease Commitments

The Company leases its office facilities for $941 per month. The lease expires April 2002. Rent expense totaled $10,702 and $9,368 for 2001 and 2000, respectively.

The Company also leases office equipment at $204 per month expiring in February 2005.

As of December 31, 2001, the minimum lease payments under these leases are:

                        Year ended
                       December 31,                    Amount
                    -------------------             --------------
                           2002                        $ 6,212
                           2003                          2,448
                           2004                          2,448
                           2005                            408
                                                       -------
                                                       $11,516
                                                       =======


NOTE 16 - GOING CONCERN

The accompanying consolidated financial statements are presented on the basis that the Companies are going concerns. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $546,405 and $302,530 for years ended December 31, 2001 and 2000, respectively, and as of December 31, 2001, the Company's current liabilities exceeded its current assets by $576,265 and its total liabilities exceeded its total assets by $634,508.

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

NOTE 17 - SUBSEQUENT EVENTS

On February 25, 2002, the Company settled a pending lawsuit through a mediation conference (See Note 15).

In February, the Company entered into a proposal to issue restricted common stock at a 25% discount price to purchase the consigned inventory of $41,000 from a prior distributor based on the Settlement Agreement and Mutual Release signed in 1993 (See Note 6). Management believes the likelihood of this event is probable and accordingly, a provision of $41,000 was included in the accompanying financial statements. The proposal also proposed to extend the due date of note payable to July 1, 2002.