Form 10QSB
period 2002-03-31
EYE DYNAMICS INC
filed 2002-05-20
CIK 1097575

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 2002.

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

Issuer's telephone number 310-328-0477

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

The number of shares outstanding of the issuer's common stock as of March 31, 2002 was 14,550,313.

Transitional Small Business Disclosure Format (check one) ( ) Yes; (X) No.

PART 1   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

EYE DYNAMICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MARCH 31, 2002
--------------------------------------------------------------------------------

                               ASSETS
Current Assets
  Cash                                                              $    16,408
  Accounts receivable                                                    61,752
  Employee loans and advances                                            63,584
  Inventory                                                             115,784
                                                                    ------------
    Total current assets                                                257,528

Property and equipment, net of accumulated
  depreciation of $13,258                                                 1,506

Other assets                                                                911
                                                                    ------------
TOTAL ASSETS                                                        $   259,945
                                                                    ============

                LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Accounts payable & accrued expenses                               $    62,560
  Accrued interest                                                      310,210
  Line of credit                                                         39,303
  Notes payable, current portion                                        416,971
                                                                    ------------

    Total current liabilities                                           829,044
                                                                    ------------

Contingent Liability                                                     41,000
                                                                    ------------

Stockholders' Deficit
  Common stock, $0.001 par value; 50,000,000
    shares authorized; 14,550,313 shares
    issued and outstanding                                               14,550
  Paid-in capital                                                     3,355,736
  Accumulated deficit                                                (3,873,385)
  Unamortized expenses (contra-equity)                                 (107,000)
                                                                    ------------
                                                                       (610,099)
                                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   259,945
                                                                    ============

See Notes to Interim Unaudited Consolidated Financial Statements

EYE DYNAMICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THREE MONTHS ENDED MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------

                                                        2002            2001
--------------------------------------------------------------------------------

Sales                                              $    217,687    $    112,168

Cost of sales                                            94,072          44,569
                                                   ------------    -------------

Gross profit                                            123,615          67,599

Selling, general and administrative expenses            164,624         256,353
                                                   ------------    -------------

   Operating (loss)                                     (41,009)       (188,754)
                                                   ------------    -------------

Other income(expenses):
  Interest and other income                               1,485             329
  Interest expense                                       (3,524)         (9,711)
                                                   ------------    -------------
                                                         (2,039)         (9,382)
                                                   ------------    -------------

Net (loss) before taxes                                 (43,048)       (198,136)

Provision for income taxes                                1,600           1,600
                                                   ------------    -------------

Net (loss)                                         $    (44,648)   $   (199,736)
                                                   =============   =============

Loss per share-Basic and Diluted                   $      (0.00)   $      (0.02)
                                                   =============   =============

Weighted average number of shares                    14,483,646      11,691,313
                                                   =============   =============

See Notes to Interim Unaudited Consolidated Financial Statements


EYE DYNAMICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THREE MONTHS ENDED MARCH 31, 2002 AND 2001
----------------------------------------------------------------------------------------------

                                                                          2002         2001
----------------------------------------------------------------------------------------------
Cash Flow From Operating Activities:
  Net (loss)                                                           $ (44,648)   $(199,736)
  Adjustments to reconcile net (loss) to net
   cash (used in) operating activities:
    Depreciation                                                             369          652
    Stock issued for services                                                  -        8,000
    Noncash expenses                                                      59,057       64,833
    (Increase) decrease in:
     Accounts receivable                                                  20,826       82,454
     Inventory                                                              (266)     (37,419)
     Prepaids and other assets                                             1,627          361
    Increase (decrease) in:
     Accounts payable and accrued expenses                                 8,584       22,499
     Contingent and other liabilities                                    (34,000)           -
     Accrued interest                                                      2,108       (4,678)
                                                                       ----------   ----------
  Cash flows provided by (used in) operating activities                   13,657      (63,034)
                                                                       ----------   ----------

Cash Flows From Investing Activities:
  Employee loans and advances                                                  -      (46,965)
                                                                       ----------   ----------
  Cash flows (used in) investing activities                                    -      (46,965)
                                                                       ----------   ----------

Cash Flows From Financing Activities:
  Proceeds from issuing of common stock                                        -       50,000
  Advance from (payment on) line of credit                                (5,872)       9,931
  (Repayments) on notes payable to shareholder                           (15,000)           -
                                                                       ----------   ----------
  Cash flows provided by (used in) financing activities                  (20,872)      59,931
                                                                       ----------   ----------

    Net (decrease) in cash                                                (7,215)     (50,068)

Cash balance at beginning of period                                       23,623       85,688

                                                                       ----------   ----------
Cash balance at end of period                                          $  16,408    $  35,620
                                                                       ==========   ==========

Supplemental Disclosure of Cash Flow Information
  Interest Paid                                                        $   1,416    $     810
  Taxes Paid                                                                   -            -

Supplemental Schedules of Noncash Investing and Financing Activities
  Issuance of common stock for a reduction of liability                $  10,000          $ -

See Notes to Interim Unaudited Consolidated Financial Statements

EYE DYNAMICS, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS: Eye Dynamics, Inc. and subsidiary (the "Company") markets and distributes diagnostic equipment that utilize the Company's proprietary technology and computer software to test individuals for impaired eye and pupil performance. The Company also markets a medical diagnostic product that tracks and measures eye movements during a series of standardized tests.

A summary of significant accounting policies follows:

PRESENTATION OF INTERIM INFORMATION: In the opinion of the management, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations of the Company for the periods presented have been included. Interim results are not necessarily indicative of results for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted unless significant changes have occurred since the Form 10-KSB was filed. The accompanying financial statements and notes thereto should be read in conjunction with the Company's Form 10-KSB.

PRINCIPLES OF CONSOLIDATION AND PRESENTATION: The accompanying consolidated financial statements include the accounts of Eye Dynamics, Inc. and its wholly-owned subsidiary, Oculokinetics, Inc., after elimination of all material intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation.

NEW ACCOUNTING STANDARDS: SFAS No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as a component of the carrying amount of the long-lived asset and allocated to expense over the useful life of the asset. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management believes the adoption of the statement will not have a material effect on the Company's financial statements.

         In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued and establishes accounting and reporting standards for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed." SFAS No. 144 provides one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held for use or newly acquired and broadens the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Accordingly, the statement was effective for the Company for the fiscal quarter beginning January 1, 2002 and it did not have an impact on its financial position.

EYE DYNAMICS, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - LITIGATION SETTLEMENT

In 2001, the Company was involved in a lawsuit filed by 6800 Owensmouth, Inc. ("OWEN") alleging that the Company had aided and abetted an employee in avoiding payment of a lawsuit judgment in favor of OWEN. On February 21, 2002, the Board of Directors, in the interest of capital conservation and avoiding the time and expense of a court trial, approved to reach a settlement through a mediation conference. The settlement reached included payment of $10,000 and issuance of 200,000 shares of 144 restricted common stock of the Company at a fair market value of $0.05 per share. The settlement loss, aggregate of $20,000, was accrued and charged to operations in 2001. The liability was paid in full and the shares were issued in February 2002.

NOTE 3 - NONCASH FINANCING ACTIVITIES

As discussed in Note 2, the Company issued 200,000 shares of restricted common stock to reduce a contingent liability of $10,000 which was accrued in 2001.

NOTE 4 - NET LOSS PER SHARE

Net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Basic net loss per share for three months ended March 31, 2002 and 2001 was $0.00 and $0.02, respectively. Net loss per share does not include options and warrants as they would be anti-dilutive in 2002 and 2001 due to the net loss in those periods.

                                               Three Months ended March 31,
                                               2002                     2001
                                          --------------------------------------
Numerator:
  Net Loss                                   $   (44,648)        $   (199,736)
                                             ------------        -------------
Denominator:
  Weighted average of common shares           14,483,646           11,691,313
                                             ------------        -------------

Basic and diluted net loss per share         $     (0.00)        $      (0.02)
                                             ============        =============

NOTE 5 - SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the subsidiary did not have any operations in 2002 or 2001, and the Company has only one segment; accordingly, detailed information of the reportable segment is not presented.

EYE DYNAMICS, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - GOING CONCERN

The accompanying consolidated financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $44,648 and $199,736 for three months ended March, 2002 and 2001, respectively, and as of March 31, 2002, the Company's current liabilities exceeded its current assets by $571,576 and its total liabilities exceeded its total assets by $610,099.

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

NOTE 7 - SUBSEQUENT EVENT

Following the close of the period, the Company restructured a debt of $396,721 plus accrued interest of $223,987 with a prior distributor in regards to the Settlement Agreement and Mutual Release that was signed in 1993. The new settlement includes a new note of $400,000 to replace the old debt. The new note is compounded at 7% per annum and is amortized over 5 years commencing January 1, 2003. The Company also paid $60,000 in cash and agreed to issue 2,500,000 shares of restricted common stock to the prior distributor All accrued and unpaid interest on the old debt, and all amounts due related to the consigned inventory, has been forgiven.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

         THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001. Revenues from the sale of medical products totaled $218,000, representing a 94% increase over such revenues in the first quarter of 2001. The increase is principally attributable to a general recovery in the market for medical products from the slump of 2001. In addition, the Company's private label distributor opened new markets during the 2002 quarter. The market increase in the ENT segment of markets is not substantial, but the neurology segment is doing quite nicely. Also, the Company is receiving more interest from foreign markets, with orders from Korea, Colombia, Egypt and Iran. We are also increasing revenue by offering installation and operator training services on the equipment we sell. This has met with some success and we will continue to provide this support service for our customers.

         Efforts continue to secure financing for the business plan to commercialize the SafetyScope product, which is an Impairment Detection Device. The plan requires substantial financial resources to fully implement the commercialization of the product. Discussions and explorations of strategic alliances are ongoing with the goal of securing the financing.

         Gross profit on sales for the quarter was 57%, which is less than the 60% reported for the same period one year ago. This is a reflection of the increasing sales of the private label products, which causes a model sold mix change. However, with sales increase of 94% for the quarter, the gross profit dollars are substantially higher. Even though gross profit was higher, an operating loss of $44,648 was incurred. This loss includes $59,000 of expenses incurred in the promotion of the business plan for commercialization of the SafetyScope product. Without the SafetyScope commercialization expenses, the medical product sales would have generated a profit for the quarter. Loss for the quarter of $44,648 is compared to the loss of $199,736 for the same period in 2001. This represents an improvement of $155,088 over the same quarter of 2001.

         We are continuing to search out and evaluate other products to bring into the company to augment our revenues. However, none are currently in the offing that we have found suitable. The search for new products is an ongoing project.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no pending legal proceedings to which the Company is a party or to which the property interests of the Company are subject.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the period the Company issued 200,000 shares of common stock in settlement of a law suit filed by 6800 Owensmouth, Inc. alleging that the Company aided and abetted an employee in avoiding payment of a judgment in favor of the plaintiff.

         The Company believes the foregoing issuance of shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITES

         The Company was the obligor on an outstanding $400,000 promissory note payable to a former distributor, and has certain obligations to the former distributor in connection with the resale of certain inventory returned by the distributor. The note accrued interest at 7% per annum, and came due on December 31, 1999. As of March 31, 2002, the total amount due, including the principal of the note, accrued interest, and the obligations with respect to the returned inventory, totaled $630,958.

         Following the close of the period the Company completed an agreement to restructure the obligations. Under the agreement the Company paid the distributor $60,000 in cash and is to issue the distributor 2,500,000 shares of Common Stock. All other obligations were consolidated into a new $400,000 note, bearing interest at 7% per annum. The note is for five years and calls for monthly payments of principal and interest commencing in January 2003 on a fully amortizing basis. Like the existing note, the new note is secured by the patents and inventory relating solely to the Company's impairment detection product line. Under the settlement, all accrued and unpaid interest and all amounts related to the consigned inventory are forgiven.

         In connection with the settlement the Company borrowed $60,000 from two private investors. The notes to these investors are five year notes, bearing interest at 7% per annum, with all principal and interest due in 2008. The notes are convertible, at the option of the holders, into a maximum of 5,387,000 shares, although under certain circumstances the Company has the right to prepay portions of the notes and issue warrants in lieu of the convertibility feature.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Inapplicable.

ITEM 5  OTHER INFORMATION

         Inapplicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits

               None

         Reports on Form 8-K

                  None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Eye Dynamics, Inc.

            Date: May 20, 2002            By /s/Charles E. Phillips
                                             ----------------------
                                          Charles E. Phillips, President and
                                          Chief Financial Officer