Form 10QSB
period 2002-06-30
EYE DYNAMICS INC
filed 2002-08-14
CIK 1097575

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2002.


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



The number of shares outstanding of the issuer's common stock as of June 30, 2002 was 17,050,313.

Transitional Small Business Disclosure Format (check one) ( ) Yes; (X) No.

PART 1   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

EYE DYNAMICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JUNE 30, 2002
-------------




                                     ASSETS
Current Assets
  Cash                                                              $    14,472
  Account receivable                                                     46,750
  Employee loans and advances                                            64,722
  Inventory                                                             145,286
                                                                    ------------
    TOTAL CURRENT ASSETS                                                302,253

Property and Equipment, net of
  accumulated depreciation of $13,627                                     1,136

Other Assets                                                             10,536
                                                                    ------------
TOTAL ASSETS                                                        $   313,925
                                                                    ============


                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable & accrued expenses                               $    69,571
  Accrued interest                                                       88,356
  Line of Credit                                                         59,621
  Notes payable, current portion                                          8,000
                                                                    ------------
    TOTAL CURRENT LIABILITIES                                           225,548

Long-term debt                                                          535,229
                                                                    ------------
    TOTAL LIABILITIES                                                   760,777

Stockholders' Deficit
  Common Stock, $0.001 par value; 50,000,000
   shares authorized; 17,050,313 shares
   issued and outstanding                                                17,050
  Paid-in capital                                                     3,453,236
  Accumulated deficit                                                (3,853,388)
  Unamortized expenses (contra-equity)                                  (63,750)
                                                                    ------------
                                                                       (446,852)
                                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   313,925
                                                                    ============


See Notes to Interim Unaudited Consolidated Financial Statements


EYE DYNAMICS, INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For Three and Six Months ended June 30, 2002 and 2001
-----------------------------------------------------


                                                For Three Months                For Six Months
                                                 ended June 30,                  ended June 30,
                                         -----------------------------   -----------------------------
                                             2002            2001            2002             2001
------------------------------------------------------------------------------------------------------
Sales                                    $    311,894    $    162,648    $    529,581    $    274,816

Cost of sales                                 143,062          72,272         237,134         116,841
                                         -------------   -------------   -------------   -------------
Gross profit                                  168,832          90,376         292,447         157,975

Selling, general and administrative
   expenses                                   173,046         231,760         337,670         488,113
                                         -------------   -------------   -------------   -------------
(Loss) from operations                         (4,214)       (141,384)        (45,223)       (330,138)
                                         -------------   -------------   -------------   -------------

Other income (expenses)
  Interest and other income                     1,627           1,485           3,112           1,814
  Interest Expenses                            (3,895)        (10,433)         (7,419)        (20,144)
                                         -------------   -------------   -------------   -------------
    Total other income (expenses)              (2,268)         (8,948)         (4,307)        (18,330)
                                         -------------   -------------   -------------   -------------
Net (loss) before taxes and
   extraordinary item                          (6,482)       (150,332)        (49,530)       (348,468)

Provision for income taxes                         --              --           1,600           1,600
                                         -------------   -------------   -------------   -------------

Net (loss) before extraordinary item           (6,482)       (150,332)        (51,130)       (350,068)

Extraordinary item-gain on restructuring
   of debt, net of applicable income
   taxes of $0                                 26,479              --          26,579              --
                                         -------------   -------------   -------------   -------------
Net income (loss)                        $     19,997    $   (150,332)   $    (24,651)   $    350,068)
                                         =============   =============   =============   =============

Per share of common stock
   Loss before extraordinary item        $      (0.00)   $      (0.01)   $      (0.00)   $      (0.03)
   Extraordinary item, net                       0.00              --            0.00              --
                                         -------------   -------------   -------------   -------------
   Net income (loss) per share
     - basic and diluted                 $       0.00    $      (0.01)   $      (0.00)   $      (0.03)
                                         =============   =============   =============   =============

Weighted average number of shares          16,216,980      12,025,313      15,350,313      11,858,313
                                         =============   =============   =============   =============

See Notes to Interim Unaudited Consolidated Financial Statements

                                                 2


EYE DYNAMICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For Six Months Ended June 30, 2002 and 2001
-------------------------------------------

                                                                          2002        2001
----------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net (loss)                                                           $ (24,651)   $(350,068)
  Adjustments to reconcile net (loss) to net
   cash (used in) operating activities:
   Depreciation                                                              739        1,305
   Noncash expenses                                                      102,307      144,306
   Extraordinary gain on debt restructuring                              (26,479)          --
   (Increase) decrease in:
      Accounts receivable                                                  4,805       59,157
      Inventory                                                          (29,769)     (57,918)
      Prepaids and other assets                                           (9,530)       4,652
   Increase (decrease) in:
      Accounts payable and accrued expenses                               15,668       27,250
      Contingent liabilities                                             (75,000)          --
      Accrued interest                                                   (14,645)      18,732
                                                                       ----------   ----------
CASH FLOWS (USED IN) OPERATING ACTIVITIES                                (56,555)    (152,584)
                                                                       ----------   ----------
Cash Flow From Investing Activities:
  Employee loans and advances                                                394      (50,516)
                                                                       ----------   ----------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES                        394      (50,516)
                                                                       ----------   ----------

Cash Flow From Financing Activities:
  Proceeds from issuing of common stock                                       --       50,000
  Advance from line of credit                                             14,260       54,378
  Net proceeds from (repayments on) notes payable
    to shareholder                                                       (15,000)      15,000
  Net proceeds from other notes payable                                   47,750       10,250
                                                                       ----------   ----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                               47,010      129,628
                                                                       ----------   ----------

     NET (DECREASE) IN CASH                                               (9,151)     (73,472)

Cash balance at beginning of period                                       23,623       85,688
                                                                       ----------   ----------
CASH BALANCE AT END OF PERIOD                                          $  14,472    $  12,216
                                                                       ==========   ==========

Supplemental Disclosures of Cash Flow Information:
   Interest Paid                                                       $  22,064    $   1,412
   Taxes Paid                                                              1,600           --


Supplemental Schedules of Noncash Investing and Financing Activities
   Issuing common stock for:
     Services                                                          $      --    $ 177,226
     Reduction of liability                                               10,000       21,000
     Restructuring of debt                                               100,000           --



See Notes to Interim Unaudited Consolidated Financial Statements

                                                 3

EYE DYNAMICS, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------


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

DEBT RESTRUCTURINGS: The Company accounts for debt restructurings that occurred in April 2002 in accordance with SFAS No. 15, "Accounting for Debtors and Creditors for Troubled Debt Restructurings." The statement requires that a debtor should (a) recognize a gain or loss by reducing the carrying amount of the debt by the fair value of the assets or equity interest transferred, and (b) account for the remainder of the restructuring as a modification of debt terms. When the terms of a debt are adjusted in a trouble-debt restructuring, the total amount of the future cash payments should be determined. If the carrying amount of debt is less than the aggregate future cash payments required by the new debt term, the debtor should amortize the difference over the life of the new debt as interest expense using the effective interest method. No gain or loss is recognized in the period of extinguishments. If the carrying amount of debt is greater than the aggregate future cash payments required by the new debt term, the debtor should reduce the carrying value of debt to an amount equal to the total future cash payments and recognize the reduction an extraordinary gain. No interest expense should be recorded.

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

EYE DYNAMICS, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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


NOTE 2 - DEBT RESTRUCTURING

In April 2002, the Company restructured a debt of $396,721 plus accrued interest of $223,987 with a prior distributor in regards to the Settlement Agreement and Mutual Release that was signed in 1993. The new settlement includes that a new note of $400,000 was issued to replace the old debt. The new note is compounded at 7% per annum and is amortized over 5 years commencing January 1, 2003. The Company also paid a sum of $60,000 in cash and issued 2,500,000 shares of restricted common stock to the prior distributor upon the execution of the new amendment. The fair market value of the stock at the date of settlement was $0.04 per share. All accrued and unpaid interest on the old debt, and all amounts due related to the consigned inventory were forgiven. The Company recognized an extraordinary gain of $26,479 on the restructuring in accordance with SFAS No. 15.

     Debt carrying value:
       Original carrying amount of debt                $ 396,721
       Accrued and unpaid interest balance               223,987
       Consigned inventory                                41,000
                                                       ----------
          Total debt                                                $ 661,708
       Less: fair value of consideration given:
          Cash paid                                      (60,000)
          Common stock issued (2,500,000 shares
            at a fair value of $0.04 per share)         (100,000)
                                                       ----------
                                                                     (160,000)
                                                                    ----------
     Carrying value of debt                                           501,708

     Future cash flows:
       New debt principal                                400,000
       Interest to be paid on new principal amount        75,229
                                                       ----------
          Total future cash payments required                         475,229
                                                                    ----------
     Extraordinary gain recognized                                  $  26,479
                                                                    ==========

EYE DYNAMICS, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------


NOTE 3 - NOTES PAYABLE

In May 2002, the Company issued two notes payable of $40,000 and $20,000 to fund the cash payment of $60,000 as discussed in Note 2. Both notes carry an interest rate of 7% per annum commencing January 1, 2003. Principal and interest payable are due on December 31, 2007. The notes are convertible into 3,591,800 and 1,795,900 shares of the Company's restricted common stock, respectively. The notes are also callable on or before December 31, 2002 by the Company in the sum of $13,333 and $6,666, respectively. Upon the occurrence of such payments, the balance of the notes shall be convertible into 2,394,533 and 1,197,267 shares, respectively. The Company will also issue 266,667 and 133,333 shares of warrants, respectively, to the holders if such payments are made. The warrants are exercisable at five cents($0.05) per share and expire on December 31, 2007.


NOTE 4 - LITIGATION SETTLEMENT

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


NOTE 5 - NONCASH FINANCING ACTIVITIES

In May 2002, the Company issued 2,500,000 shares of restricted common stock at a fair value of $0.04 per share to restructure a debt (see Note 3).

In February 2002, the Company issued 200,000 shares of restricted common stock to reduce a contingent liability of $10,000 which was accrued in 2001 (see Note
4).


NOTE 6 - NET LOSS PER SHARE

Net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Basic net loss per share was $0.00 and $0.01 for three months ended June 30, 2002 and 2001, respectively, and was $0.00 and $0.03 for six months ended June 30, 2002 and 2001, respectively. Net loss per share does not include options and warrants as they would be anti-dilutive in 2002 and 2001 due to the net loss in those periods.

EYE DYNAMICS, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------


NOTE 6 - NET LOSS PER SHARE (CONTINUED)

                                             Three Months ended              Six Months ended
                                                  June 30,                      June 30,
                                            2002           2001           2002             2001
                                       -------------  -------------   -------------   -------------
Numerator:
  Net income (Loss)                    $     19,997   $   (150,332)   $    (24,651)   $   (350,068)
                                       -------------  -------------   -------------   -------------
Denominator:
  Weighted average of common shares      16,216,980     12,025,313      15,350,313      11,858,313
                                       -------------  -------------   -------------   -------------

Basic and diluted net loss per share   $       0.00   $      (0.01)   $      (0.00)   $      (0.03)
                                       =============  =============   =============   =============

The net income amount for three months ended June 30, 2002 and the net loss amount for six months ended June 30, 2002 included an after-tax amount of $26,479, which relates primarily to an extraordinary gain from restructuring of debt. Excluding the effects of these transactions, the basic and diluted loss per share would have been the same for both periods.


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


NOTE 8 - GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred a net loss before extraordinary item of $51,130 and $350,068 for six months ended June 30, 2002 and 2001, respectively, and as of June 30, 2002, the Company's total liabilities exceeded its total assets by $446,852. Those factors create uncertainty about the Company's ability to continue as a going concern.

As discussed in Note 2, the Company reduced its current liabilities by restructuring a default note payable of $396,721 plus accrued interest of $223,987 into a new long-term debt of $400,000. The new debt is amortized at 7% per annum over 5 years commencing January 1, 2003.

The Company is also beginning to market and publicize its second product line, Impairment Detection Device. The Company continued existence depends on its ability to meet its financing requirements and the success of its future operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

         Revenues from the sale of medical products during the second quarter were $312,000, representing a 91% increase over the first quarter of 2001. Revenues for the first half of 2002 were $530,000, compared with $275,000 for the first half of 2001, for a year to date increase of 92%. This increase can be attributed principally to the success of our private label customer opening up and developing new markets and applications for our video ENG products. As reported in the first quarter, the market increase in the ENT segment of the medical market is not substantial, but our penetration of the neurology segment, which our private label customer is pursuing, has been successful. We continue to receive additional interest from the export markets, and received orders from Korea and Iran during the period.. Before we can fulfill orders from Iran, we must receive an export license from the U.S. government. While medical equipment and supplies qualify for export licenses, the government has been withholding licenses for the past several months and is processing them very slowly. We have enlisted the aid of our representative in Congress to assist in getting an export license approved.

         Gross profit for the quarter was 55%, and 56% for the first six months of 2002. This figure is within 2% of the gross profit for the same period of 2001, and is a reflection of the increase in private label orders that we have been shipping, which have a lower gross profit structure.

         We are continuing our efforts to secure financing for the business plan to commercialize the SafetyScope product, which is an Impairment Detection Device. The plan requires substantial financial resources to fully implement the commercialization of the product. Discussions and explorations of strategic alliances are ongoing with the goal of securing the financing.

         We also completed restructuring an obligation of $396,721, plus accrued interest of $223,987, with a former distributor. The restructured obligation includes a new note for $400,000, bearing interest at 7% per annum, with payments to commence in January, 2003. The note is amortized over five years, all due and payable in January 2008. In addition, the we paid $60,000 in cash and issued 2,500,000 shares of restricted common stock to the noteholder, in cancellation of all accrued and unpaid interest on the old debt. In addition, all amounts due related to consigned inventory were forgiven. The net of this transaction is that the company recognized an extraordinary gain of $26,479 on the restructuring in accordance with SFAS No. 15. Further details of the restructuring are included in the Financial Statements, Note No. 2 - Debt restructuring.

         As a result of the sales increase of 91% for the quarter, gross profit is substantially higher. When combined with the extraordinary gain of $26,479 in debt restructuring, a net profit of $19,997 was achieved for the quarter. This net income includes $43,250 of expenses incurred in the promotion of the business plan for commercialization of the SafetyScope product. Without the SafetyScope commercialization expenses, the medical product sales and debt restructuring would have generated a substantial profit for the quarter. Net loss for the first half of 2002 was reduced to $24,651, compared to a loss of $350,068 for the first half of 2001, representing a substantial improvement.

         Inventory of $145,000 at June 30, 2002 includes $41,000 of previously consigned inventory that was returned to us as a result of the restructuring of debt with a prior distributor. This inventory consists of Impairment Detection Devices and is being used as production samples and demonstrators for the fund raising activity related to the SafetyScope impairment detection device. The inventory balance of $104,000 represents less than 60 days inventory for the medical products production and is balanced, except for the caloric irrigators which must be ordered from Germany and The Netherlands well in advance of needs. This tends to increase the inventory investment because of the long term delivery and pre-payment requirements for these imported items.

         Accounts receivable of $78,000 reflect less than 30 days average accounts outstanding. This favorable collection experience is principally due to the fact that our private label customer continues to make their payments within the terms of sale of net 15 days. Cash on hand at June 30, 2002 was $14,472.

         We continue to search out and evaluate other products and alliances to enhance the company and to augment our revenues. However, none are currently in the offing that we have found suitable. The search for new products is an ongoing project.


PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no pending legal proceedings to which the Company is a party or to which the property interests of the Company are subject.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the second quarter we issued 2,500,000 shares of restricted common stock to TESA Corporation as a part of the debt restructuring discussed above. The Company believes the issuance was exempt from registration under
Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to the vote of security holders during this quarterly reporting period.

ITEM 5   OTHER INFORMATION

         The company completed negotiations to restructure an obligation of $396,721, plus accrued interest of $223,987, with a former distributor pursuant to a Settlement Agreement and Mutual Release that was signed in 1993. The new settlement includes a new note of $400,000, which was issued to replace the old debt. The new note bears interest at 7% per annum and is amortized over five years commencing January 1, 2003. The company also paid $60,000 in cash and issued 2,500,000 shares of restricted common stock to the former distributor upon the execution of the new amendment. All accrued and unpaid interest on the old debt, and all amounts related to the consigned inventory, were forgiven.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (A) The following exhibits are included herein or incorporated by reference:

             99.1     Certification of Chief Executive and Financial Officer.

         (B) No reports on Form 8-K were filed during the period


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               Eye Dynamics, Inc.


Date: August 13, 2002                          By /s/ Charles E. Phillips
                                                  ------------------------------
                                                  Charles E. Phillips, President
                                                  and Chief Financial Officer