Form 10QSB/A
period 2002-06-30
EYE DYNAMICS INC
filed 2002-08-29
CIK 1097575

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 TO
                                   Form 10-QSB

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
-------------

                                     ASSETS
Current Assets
  Cash                                                              $    14,472
  Account receivable                                                     77,773
  Employee loans and advances                                            64,722
  Inventory                                                             145,286
                                                                    ------------
    TOTAL CURRENT ASSETS                                                302,253

Property and Equipment, net of
  accumulated depreciation of $13,627                                     1,136

Other Assets                                                             10,536
                                                                    ------------
TOTAL ASSETS                                                        $   313,925
                                                                    ============

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable & accrued expenses                               $    69,571
  Accrued interest                                                       88,356
  Line of Credit                                                         59,621
  Notes payable, current portion                                          8,000
                                                                    ------------
    TOTAL CURRENT LIABILITIES                                           225,548

Long-term debt                                                          535,229
                                                                    ------------
    TOTAL LIABILITIES                                                   760,777

Stockholders' Deficit
  Common Stock, $0.001 par value; 50,000,000
   shares authorized; 17,050,313 shares
   issued and outstanding                                                17,050
  Paid-in capital                                                     3,453,236
  Accumulated deficit                                                (3,853,388)
  Unamortized expenses (contra-equity)                                  (63,750)
                                                                    ------------
                                                                       (446,852)
                                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   313,925
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

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (A) The following exhibits are included herein or incorporated by reference:

             99.1     Certification of Chief Executive and Financial Officer.

         (B) No reports on Form 8-K were filed during the period

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this Amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Eye Dynamics, Inc.

Date: August 29, 2002                          By /s/ Charles E. Phillips
                                                  ------------------------------
                                                  Charles E. Phillips, President
                                                  and Chief Financial Officer