Form 10QSB
period 2002-09-30
EYE DYNAMICS INC
filed 2002-11-13
CIK 1097575

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 2002.


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

                                  310-328-0477
                           (Issuer's telephone number)



         The number of shares outstanding of the issuer's common stock as of September 30, 2002 was 17,350,313.

Transitional Small Business Disclosure Format (check one) ( ) Yes  (X) No.

                                     PART 1
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

EYE DYNAMICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2002
--------------------------------------------------------------------------------

                                     ASSETS
Current Assets
  Cash                                                              $    43,990
  Accounts receivable                                                   180,595
  Employee loans and advances                                            63,149
  Prepaid expenses                                                        5,000
  Inventory                                                             119,514
                                                                    ------------
    TOTAL CURRENT ASSETS                                                412,248

Property and equipment, net of accumulated
  depreciation of $13,966                                                   767

Other assets                                                             14,234
                                                                    ------------

TOTAL ASSETS                                                        $   427,249
                                                                    ============


                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Accounts payable & accrued expenses                               $    54,896
  Accrued interest                                                       90,357
  Line of credit                                                         43,791
                                                                    ------------
    TOTAL CURRENT LIABILITIES                                           189,044

Long-term debt                                                          535,229
                                                                    ------------

    TOTAL LIABILITIES                                                   724,273
                                                                    ------------

Stockholders' Deficit
  Common stock, $0.001 par value; 50,000,000
    shares authorized; 17,350,313 shares issued
   and outstanding                                                       17,350
  Paid-in capital                                                     3,461,936
  Accumulated deficit                                                (3,750,810)
  Unamortized expenses (contra-equity)                                  (25,500)
                                                                    ------------
                                                                       (297,024)
                                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   427,249
                                                                    ============


See Notes to Interim Unaudited Consolidated Financial Statements

EYE DYNAMICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------


                                                        For Three Months                For Nine Months
                                                       ended September 30,            ended September 30,
                                                  -----------------------------   -----------------------------
                                                      2002            2001             2002            2001
---------------------------------------------------------------------------------------------------------------
Sales
  Products                                        $    518,508    $    207,977    $  1,006,840    $    482,793
  Service                                                   --              --          41,250              --
                                                  -------------------------------------------------------------
                                                       518,508         207,977       1,048,090         482,793
                                                  -------------------------------------------------------------
Cost of Sales
  Products                                             240,258          84,768         458,977         201,609
  Service                                                   --              --          18,415              --
                                                  -------------------------------------------------------------
                                                       240,258          84,768         477,392         201,609
                                                  -------------------------------------------------------------

Gross profit                                           278,250         123,209         570,698         281,184

Selling, general and administrative expenses           173,873         179,267         511,544         667,380
                                                  -------------------------------------------------------------

Income (Loss) from operations                          104,377         (56,058)         59,154        (386,196)
                                                  -------------------------------------------------------------

Other income(expenses)
  Interest and other income                              1,485           1,485           4,597           3,299
  Interest expense                                      (3,284)        (11,837)        (10,703)        (31,981)
                                                  -------------------------------------------------------------
    Total other income(expenses)                        (1,799)        (10,352)         (6,106)        (28,682)
                                                  -------------------------------------------------------------

Net income (loss) before taxes and
 extraordinary item                                    102,578         (66,410)         53,048        (414,878)

Provision for income taxes                                  --              --           1,600           1,600
                                                  -------------------------------------------------------------

Net income (loss) before extraordinary item            102,578         (66,410)         51,448        (416,478)

Extraordinary item-gain on restructuring of debt,
 net of applicable income taxes of $0                       --              --          26,479              --
                                                  -------------------------------------------------------------

Net income (loss)                                 $    102,578    $    (66,410)   $     77,927    $   (416,478)
                                                  =============================================================

Net income (loss) per share-Basic:
  Income (Loss) before extraordinary item         $       0.01    $      (0.01)   $       0.00    $      (0.03)
  Extraordinary item, net                                   --              --            0.00              --
                                                  -------------------------------------------------------------
  Net income (loss)                               $       0.01    $      (0.01)   $       0.00    $      (0.03)
                                                  =============================================================
Net income (loss) per share-Diluted:
  Income (Loss) before extraordinary item         $       0.00    $      (0.01)   $       0.00    $      (0.03)
  Extraordinary item, net                                   --              --            0.00              --
                                                  -------------------------------------------------------------
  Net income (loss)                               $       0.00    $      (0.01)   $       0.00    $      (0.03)
                                                  =============================================================

Shares used in per share calculation-basic          17,350,313      12,275,313      16,016,980      11,997,313
Shares used in per share calculation-Diluted        22,738,013      12,275,313      19,010,147      11,997,313


See Notes to Interim Unaudited Consolidated Financial Statements

EYE DYNAMICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


For Nine Months ended September 30,                                   2002          2001
-------------------------------------------------------------------------------------------
Cash Flow From Operating Activities:
  Net income (loss)                                                 $  77,927    $(416,478)
  Adjustments to reconcile net income (loss) to net cash
 (used in) operating activities:
    Depreciation                                                        1,108        1,957
    Noncash expenses                                                  149,557      177,226
    Extraordinary gain on debt restructuring                          (26,479)          --
    (Increase) decrease in:
     Accounts receivable                                              (98,017)      48,715
     Inventory                                                         (3,996)     (31,802)
     Prepaids and other assets                                        (19,713)      23,676
    Increase (decrease) in:
     Accounts payable and accrued expenses                                993       31,647
     Contingent liabilities                                           (75,000)          --
     Accrued interest                                                 (12,757)      27,815
                                                                    -----------------------
 CASH FLOWS (USED IN) OPERATING ACTIVITIES                             (6,377)    (137,244)
                                                                    -----------------------

Cash Flow From Investing Activities:
  Employee loans and advances                                           3,452      (55,088)
                                                                    -----------------------
 CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES                  3,452      (55,088)
                                                                    -----------------------

Cash Flow From Financing Activities:
  Proceeds from issuing of common stock                                    --       50,000
  Advance from (repayments on)  line of credit                         (1,458)      52,190
  Net proceeds from (repayments on) notes payable to sharedholder     (15,000)      25,000
  Net proceeds from other notes payable                                39,750           --
                                                                    -----------------------
 CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                           23,292      127,190
                                                                    -----------------------

   NET (DECREASE) IN CASH                                              20,367      (65,142)

Cash balance at beginning of period                                    23,623       85,688
                                                                    -----------------------

CASH BALANCE AT END OF PERIOD                                       $  43,990    $  20,546
                                                                    =======================

Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                                     $  23,459    $   4,166
  Taxes Paid                                                            1,600        1,600

Supplemental Schedules of Noncash Investing and Financing Activities
  Issuing common stock for:
    Services                                                        $   9,000    $ 177,226
    Reduction of liability                                             10,000           --
    Restructuring of debt                                             100,000           --


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

A summary of significant accounting policies follows:

PRESENTATION OF INTERIM INFORMATION: The financial information at September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 is audited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.


         The results for the three and nine months ended September 30, 2002 may not be indicative of results for the year ending December 31, 2002 or any future periods.

PRINCIPLES OF CONSOLIDATION AND PRESENTATION: The accompanying consolidated financial statements include the accounts of Eye Dynamics, Inc. and its wholly-owned subsidiary, Oculokinetics, Inc., after elimination of all material intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation.

DEBT RESTRUCTURINGS: The Company accounts for debt restructurings that occurred in April 2002 in accordance with Statement of Financial Accounting Standards
(SFAS) No. 15, "Accounting for Debtors and Creditors for Troubled Debt Restructurings." The statement requires that a debtor should (a) recognize a gain or loss by reducing the carrying amount of the debt by the fair value of the assets or equity interest transferred, and (b) account for the remainder of the restructuring as a modification of debt terms. When the terms of a debt are adjusted in a trouble-debt restructuring, the total amount of the future cash payments should be determined. If the carrying amount of debt is less than the aggregate future cash payments required by the new debt term, the debtor should amortize the difference over the life of the new debt as interest expense using the effective interest method. No gain or loss is recognized in the period of extinguishments. If the carrying amount of debt is greater than the aggregate future cash payments required by the new debt term, the debtor should reduce the carrying value of debt to an amount equal to the total future cash payments and recognize the reduction an extraordinary gain. No interest expense should be recorded.

INCOME (LOSS) PER COMMON SHARE: Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares plus the dilutive effect of convertible debt, shares issuable under convertible debt to sell 5,387,700 and 2,993.167 shares of the Company common stock for the three and nine months ended September 30, 2002, respectively, using the treasury stock method. Approximately, 350,000 shares outstanding stock options were excluded from the calculation of diluted earnings per share for 2002 because they were anti-dilutive. However, these options and warrants could be dilutive in the future. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock are anti-dilutive for all periods presented. Shares excluded from diluted loss per share totaled 4,350,000.

EYE DYNAMICS, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING STANDARDS: In June 2002, the Financial Accounting Standards Board
(FASB) issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance provided by Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) is replaced by this Statement. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company's financial statements.

         In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement updates, clarifies and simplifies existing accounting pronouncements. The provisions of this Statement related to the rescission of Statement No. 4 are to be applied for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion No. 30 for classification as an extraordinary item should be reclassified. Provisions of the Statement related to the amendment of Statement No. 13 should be applied for transactions occurring after May 15, 2002, and all other provisions should be applied for financial statements issued on or after May 15, 2002. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company's financial statements.


NOTE 2 - NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income
(loss) per share:

                                                Three Months ended              Nine Months ended
                                                   September 30,                  September 30,
                                               2002           2001            2002            2001
                                           -----------------------------------------------------------
Numerator:
  Net income (loss)                        $    102,578   $    (66,410)   $     77,927   $   (416,478)
                                           -------------  -------------   -------------  -------------
Denominator:
  Weighted average of common shares          17,350,313     12,275,313      16,016,980     11,997,313
  Diluted effect of convertible debt          5,387,700             --       2,993,167             --
                                           -------------  -------------   -------------  -------------
  Diluted weighted average common shares
     outstanding                             22,738,013     12,275,313      19,010,147     11,997,313
                                           -------------  -------------   -------------  -------------

Basic net income (loss) per share          $       0.01   $      (0.01)   $       0.00   $      (0.03)
Diluted net income (loss) per share        $       0.00   $      (0.01)   $       0.00   $      (0.03)

The net income amount for nine months ended September 30, 2002 included an after-tax amount of $26,479, which relates primarily to an extraordinary gain from restructuring of debt. Excluding the effects of these transactions, the basic and diluted loss per share would have been the same.

EYE DYNAMICS, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - LETTER AGREEMENT

On July 11, 2002, the Company entered into a letter agreement with HRL Laboratories, LLC (HRL) to develop a robust iris eye tracking algorithm and image capture plus DSP architecture. As consideration for HRL's research and development, the Company will issue to HRL (1) 300,000 shares of the Company's restricted common stock as initial compensation for execution of the first phase of the research and development project at date of agreement; (2) 300,000 additional shares upon the demonstration of the iris tracking algorithm; and (3) up to 200,000 additional shares prorated by solution cost at a maximum of 1,000 shares per unit cost. The maximum number of shares to be issued to HRL is 800,000 shares.

The Company will own all intellectual property developed under the project and HRL will have a royalty-free license throughout the universe to use such intellectual property.

HRL will also be given a non-voting seat on the Company's Board of Directors, to be filled by an individual selected in HRL's sole discretion.

The initial 300,000 shares were issued in August 2002. The fair value was $0.03 per share, and the total cost of $9,000 was charged to operations.


NOTE 4 - MAJOR CUSTOMER

During the three and nine months ended September 30, 2002, the Company's private label distributor accounted for $342,538 and $712,838 or 66.1% and 68.0% of total revenues, respectively.

During the three and nine months ended September 30, 2001, the distributor accounted for $126,562 and $182,083 or 60.9% and 37.7% of total revenues, respectively.


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

Item 2.  Management's Discussion and Analysis or Plan of Operation

         Revenues from the sale of medical products during the third quarter were $519,000, representing an increase of 249% over the third quarter of 2001. Revenues for the first nine months of 2002 were $1,048,000, compared to $483,000 for the first nine months of 2001, for a year to date increase of 217% over the prior year. This increase is attributed to the success of our private label customer opening up and developing new markets and applications for our video ENG products. As reported previously, the market increase in the ENT segment of the medical market is not substantial, but the neurology segment that our private label customer is pursuing continues to be successful and growing. We continue to receive additional interest from the export markets with additional orders from Colombia, Canada, Korea and Iran. The government must approve and issue an export license before we can fulfill the orders we have received from Iran. With the aid of our congressman, we received this export license in late September and will be shipping products starting in November, 2002. Although medical equipment and supplies qualify for export licenses, the government has been withholding licenses for the past several months and is processing them very slowly.

         Gross profit for both the quarter and the nine month period was 54%. This is 4% less than the gross profit for the same period of 2001. However, the total volume is more than double the prior year, and reflects the increase in private label orders, which have a lower gross profit structure. The private label customer currently accounts for two thirds of our revenue.

         We continue to seek financing for the business plan to commercialize the SafetyScope product, which is an Impairment Detection Device. The plan requires substantial financial resources to fully implement the commercialization of the product. Discussions and explorations of strategic alliances are ongoing with the goal of securing the financing.

         As a result of the sales increase of 249% for the quarter, the gross profit dollars are substantially higher and a net profit of $102,578 was achieved, which includes $38,250 in expenses incurred in the promotion of the business plan for commercialization of the SafetyScope product. Year to date nine months profit, including the extraordinary gain of $26,479 in debt restructuring, was $77,927. Third quarter profit of $102,578 compares to a loss of $66,410 for the same period of 2001. The profit of $77,927 for the nine months ended September 30, 2002 compares to a loss of $416,478 for the same period of 2001. This represents a substantial improvement and turnaround to profitability for the company.

         Inventory of $12,000 includes $41,000 of previously consigned inventory that was transferred to the company as a result of the restructuring of debt with a prior distributor. This inventory consists of Impairment Detection Devices, and is primarily being used for production samples and demonstrators for the fund raising activity related to the SafetyScope impairment detection device. The inventory balance of $79,000 represents only 30 days inventory for the medical products production and is balanced.

         Accounts receivable of $181,000 reflect less than 30 days accounts receivable outstanding, which is very positive, as our private label customer continues to make its payments within the net 15 days term of sale. Other customers are utilizing leasing and credit cards more, which provide very quick collection of our receivables.

         We continue to search out and evaluate other products and alliances to enhance the company and to augment our revenues. However, none are currently in the offing that we have found suitable. The search for new products is an ongoing project.

Item 3.  Controls and Procedures.

         Under the supervision and with the participation of our Chief
Executive and Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on this evaluation, our Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports under the Exchange Act are processed and reported within the time periods specified by law. The design of any such system of controls is based in part on assumptions about the likelihood of future events, and there can be no assurance that any such system of controls will succeed in all circumstances.

         Since the date of the evaluation described above, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

         There are no pending legal proceedings to which the Company is a party or to which the property interests of the Company are subject.

Item 2.  Changes in Securities.

         During the three months ended September 30, 2002 the Company issued 300,000 shares of Common Stock to HRL Laboratories, LLC ("HRL") pursuant to a Letter of Intent with HRL. The Letter of Intent contemplates that the Company and HRL will enter into a Technology Development Agreement under which HRL is to develop a robust pupil/iris eye tracking algorithm, image capture and DSP structure. Payment for this project is to be with shares of Common Stock.

         The Company believes the foregoing issuance of shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

         None.


Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to the vote of security holders during this quarterly reporting period.

Item 5.  Other Information.

         Inapplicable

Item 6.  Exhibits and Reports on Form 8-K.

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


                                          Eye Dynamics, Inc.


Date: November 13, 2002                   By: /s/Charles E. Phillips
                                              ------------------------
                                              Charles E. Phillips, President and
                                              Chief Financial Officer

                                  CERTIFICATION


I, Charles E. Phillips, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Eye Dynamics, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                           /s/ Charles E. Phillips
                                           -----------------------
                                           Charles E. Phillips,
                                           President and Chief Financial Officer