Form 10KSB
period 2002-12-31
EYE DYNAMICS INC
filed 2003-04-09
CIK 1097575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(X) Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2002

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

      2301 W. 205th Street, #102                          Torrance, CA 90501
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

State issuer's revenues for its most recent fiscal year:   $1,808,341
                                                           ----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as a specified date within the past 60 days:
$717,929
      ---------------------------------------------------------------------

The number of shares outstanding of the issuer's common stock as of March 31,2003 was 17,850,313.

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

         Irregular eye movements and conditions are analyzed by medical specialists as an aid in diagnosing problems with the human balance system and other neurological conditions. In the past, diagnostic products have used "electrodes" that are taped to the skin around the periphery of the patient's eyes and a very small electrical signal from the corneo-retinal potential of the eyes drives a pen recorder. The pen recorder provides a graphical depiction of the eye movements under different test conditions. These graphs are then interpreted by the medical diagnostician.

         The Company brought the use of infrared illumination of the eyes into clinical use in 1994 when the U.S. Food and Drug Administration ("FDA") approved marketing of its House InfraRed/Video ENG System. This device was the first to replace the electrodes with infrared sensitive video cameras and with computer digital processing that follows the movement of the eyes and graphically portrays the movements much like the pen recorder. The test subject wears a lightweight goggle assembly which uses micro-miniature video cameras. The goggle is an essential instrument because certain of the ENG tests require the patient to move his head and often to recline on an examining table. The Company believes the accuracy and display of the Infrared/Video ENG System represents a significant improvement over other existing testing methods. In addition, the use of video by the Infrared/Video ENG System allows the test administrator or medical practitioner to observe the eye movements directly and can provide a videotape record of the test for later playback and additional analysis. The Company believes that this is a significant improvement over prior technology. This product was first marketed in 1994, after gaining FDA approval to market. Since then most every competitor has changed from electrodes and is embracing video data acquisition as a superior technology. Results from the tests are used by physicians and clinicians.

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

         SafetyScope can be an important component for evaluating an employee for job safety, particularly those jobs in life-dependent occupations, such as airline pilots, bus drivers, train engineers, firefighters, medical personnel, construction workers and law enforcement personnel, among others. Companies and government agencies around the world are evaluating this cost- effective technology to replace traditional drug tests, which require body fluids and are much more expensive to conduct.

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

MARKETING

         MEDICAL PRODUCTS. Marketing of the Infrared/Video ENG System is conducted through a network of independently owned special instrument dealers ("SID's").These independently owned businesses are distributors of not only the IR/Video ENG System, but of a variety of allied and related products for the audiometric and otolaryngology ("ENT") markets. These distributors are across the United States and operate in territories that are assigned both exclusively and non-exclusively to them by the Company. In addition, there are several foreign distributors that are merchandising the product in countries such as India, Egypt, Hungary, Turkey, Thailand, Taiwan and Korea. The Company is not yet selling in the European Community countries due to lack of the "CE" mark of approval that must be obtained prior to marketing in those countries.

         The Company has also supplied a modified version of the Infrared/Video ENG System to a distributor on a private label basis. These private label sales have represented a significant portion of sales of the product. Sales to this private label distributor accounted for 60% of the total sales for the year 2002.

         The market for the ENG products is relatively mature and represents only annual growth estimated at 5%, but because of the advancement of technology spurred by the Company's introduction of video data acquisition methods in 1994, the market for replacement products has been strong. Also, there has been considerable effort to open new markets for our product, including the neurology market, through our private label distributor and through mobile diagnostic providers of testing services.

         IMPAIRMENT DETECTION PRODUCTS. The Company has been test marketing the SafetyScope and has sold a few units in various locales. Currently, independent sales representatives are being recruited to achieve geographic distribution coverage over the United States. However, implementation of a full marketing plan is contingent on receipt of additional working capital.

         In general, government drug testing regulations are based on urine Testing, so testing of employees by governmental agencies, quasi-governmental agencies and certain regulated industries must comply with these regulations. Accordingly, some modification of these regulations must be achieved in order for the SafetyScope to gain broad acceptance in this sector. Companies that do substantial business with government agencies often must have a drug testing program that complies with government regulations. Also, industries that are regulated by the Department of Transportation must comply with these regulations, as well as certain other industries regulated by the federal government, such as the nuclear power industry.

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

COMPETITION

         MEDICAL PRODUCTS. The principal competitors in the medical market making ENG testing equipment are Micromedical Technologies, Inc., ICS Medical Corporation and Intercoustics. Since the Company's ENG product was introduced in 1994, competitors have developed similar video-based ENG goggle products. As a result, the market has become very competitive and subject to pricing pressures. As a consequence, the Company has reduced prices, with an adverse effect on overall gross margins. To combat this competitive pressure the Company has reduced manufacturing costs in an effort to offset the gross margin loss. Also, the gross profit on sales to the private label distributor is less than sales of our own branded products. However. the increase in sales volume has more than offset the gross profit percent reduction.

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

         The Company believes only Pulse Medical Instruments is developing a product to be directly competitive with the Company's products. The Pulse Medical product does not use video sensors and its results are displayed in graphic form on a computer monitor for the qualified expert to interpret. The Company believes that such product will be more expensive than the SafetyScope and is still under development and validation as a useful device.

         The SafetyScope differs from its competitors' tests because the SafetyScope test evaluates changes in eye performance, which are involuntary responses and not under the control of the individual. For this reason, these responses cannot be changed, improved upon or learned. All the other competitive forms of performance tests known to the Company can be learned and over time the individual being tested can improve his skills. The Company believes that this difference is an important competitive advantage over other forms of performance tests.

         The SafetyScope also competes with drug and alcohol abuse test kits and devices, which principally rely on collection and testing of urine samples. In addition, certain drug and alcohol abuse tests now being developed will test saliva and/or hair for evidence of the presence of certain drugs or alcohol.. The principal advantages of the SafetyScope over others tests are the immediacy of results and the non-invasive nature of the procedure. The Company believes that the potential for safety improvement that the SafetyScope will provide for life-dependent professions, such as airline pilots, bus drivers and train engineers, will make the system a very important breakthrough for public safety in these fields.

MANUFACTURING

         The Company has performed all its own design and engineering of products and has developed all software and validation of software algorithms that are used in the analysis portion of the proprietary software.

         Manufacturing of both the ENG products and the SafetyScope is primarily done through subcontracting with various suppliers. The Company does not rely on a single supplier for the major manufacturing of items. Various companies build and test product modules on an OEM contract basis. Final system integration and testing is completed by the Company prior to shipment of devices to customers. All the products share in a modular concept for efficiency in manufacturing. The products are PC Computer based with specialized and proprietary hardware and embedded firmware. The common elements of the products are the viewport and the goggles, through which the individual being tested peers into a dark environment.

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

          The existence of patents may be important to the Company's future operations, but there is no assurance that additional patents will be issued. For both of the above named patents, eleven foreign patents have been issued and/or are pending in several foreign countries.

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

ITEM 2.   DESCRIPTION OF PROPERTY

         The Company's offices are in leased space in an industrial complex in Torrance, California. The offices occupy 1620 square feet and the lease expires on January 31, 2006. The current monthly lease payment is $1,458.

ITEM 3.   LEGAL PROCEEDINGS

Inapplicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The following table sets forth the quarterly high and low closing prices for the Common Stock, as reported on the OTC Bulletin Board, during the 2001 and 2002 fiscal years.

                                             LOW               HIGH
                                             ---               ----
              2002
         ---------------
         First Quarter                      $.05              $.05
         Second Quarter                      .05               .06
         Third Quarter                       .03               .03
         Fourth Quarter                      .08               .10

              2001
         ---------------
         First Quarter                       .42               .44
         Second Quarter                      .23               .29
         Third Quarter                       .08               .10
         Fourth Quarter                      .08               .10

         The Company's common stock is traded on the OTC Bulletin Board under the symbol "EYDY". As of March 31, 2003, the Company's Common Stock was held of record by approximately 121 holders. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners.

         The Company has paid no cash dividends on its Common Stock and has no present intention of paying cash dividends in the foreseeable future.

           During the last quarter of 2002 the Company issued 500,000 shares of Common Stock as final payment for development of an advanced eye tracking algorithm.

         The Company believes that the issuance was exempt under Regulation D of the Securities Act of 1933, as amended, and under Section 4(2) thereof.

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

         The Company has invested substantial funds in the last several years developing and validating its products. The Company is successfully producing and marketing the Infrared/Video ENG System; however, since this is a niche product in a relatively mature market, potential revenue growth from this product line is limited. To date, sales of this product have constituted a substantial portion of the Company's revenues. The development of new markets for these products is the principal factor in the growth that the Company achieved during 2002.

         The SafetyScope product and its predecessor, the EPS-100 Performance System, has been sold in a few locales and beta marketing has been successful. However, for large scale marketing and sales of this product, the Company will need a substantial infusion of capital, as well as modification of federal drug testing regulations. This is a significant project, requiring a coordinated effort with potential customers, government officials, and legislators. Therefore, additional investment capital will be is required to launch the marketing of the SafetyScope, and a large scale marketing and lobbying effort will be necessary for the product to succeed. A business plan has been prepared for commercialization of the SafetyScope and is being evaluated by interested parties.

RESULTS OF OPERATIONS

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001.

         Revenues from sales of products increased by 259%, from $697,597 in 2001 to $1,808,341 in 2002. This increase is largely due to success of our private label program for Video ENG Systems. The overall market for traditional ENG products is still rather flat, with limited growth. The majority of sales represent replacements of older equipment, as opposed to sales to new medical practices. Our increased sales have principally come from the successful development of new markets for the ENG products, such as mobile diagnostic services. Also, our private label distributor has developed specialty applications for ENG equipment, such as its "Balance and Fall Prevention" program. Our private label distributor accounted for approximately 20% of our sales revenues in 2001, but in 2002 accounted for approximately 61% of revenues. This success is due to activities by our private label distributor in aggressive marketing, opening up new market segments, and developing a complete package, including training, for sale.

         Gross profit as a percentage of sales declined in 2002, from 57% of sales in 2001 to 52% in 2002. This decline is due to the fact that sales to our private label distributor, which involve lower margins, became a greater percent of overall sales during 2002.However, marketing and other expenses associated with distributing the product are greatly reduced, because the private label distributor assumes these functions. This reduction in gross profit percentage is to be expected as the private label business becomes a greater percent of our overall business. However, total revenues during 2002 were more than 2.5 times revenues during 2001, so gross profits are substantially higher, as are net profits. Gross profit in 2002 was $932,263, compared to $395,540 in 2001.

         Inventory turnover ratio in 2002 was approximately 5.5:1, compared to 3:1 in 2001. This is a reflection of the increase in business in the second half of the year. Inventory is currently in line to achieve a turnover ratio of 5:1 for 2003.

         Collection of accounts receivable has been very good, with only minimal slow paying accounts. Our private label account ordinarily pays invoices within fifteen days of the invoice date. Bad debt write off for 2002 was $971.

         Product development is limited due to resources available and is concentrated on software and current product improvements that will make the existing products more competitive and desirable.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2002, the Company had an accumulated deficit of approximately $3,677,913. As of that date, the Company had $177,668 in cash, approximately $186,977 in net accounts receivable, and $155,167 in inventory. Also, the Company had $274,613 of current liabilities, consisting of accounts payable, accrued interest, and the current portion of notes payable. Long term liabilities consist solely of the note for $423,516, which has a 60 month payment schedule for full amortization. The first monthly payment is due February 1, 2003.

         The Company has no plans for significant capital equipment expenditures for the foreseeable future.

         The Company believes that current and future available capital resources, cash flow from operations and other existing sources of liquidity will be adequate to fund its operations. However, there can be no assurance that sufficient funds will be available or that future events will not cause the Company to seek additional capital sooner. To the extent the Company is in need of any additional financing, there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. The inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations. If additional funds are raised by issuing equity or convertible debt securities, options or warrants, further dilution to the existing shareholders may result.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The directors, executive officers and significant employees of the Company are as follows:

                                                                                    DIRECTOR
         NAME                AGE               POSITION                              SINCE
         ----                ---               --------                           -----------
Charles E. Phillips          67       President, Treasurer & Director                  1991

Ronald A. Waldorf            54       Vice President, Secretary & Director             1991

Arnold D. Kay                67       Director                                         1999

Barbara J. Mauch             57       Chief Product Development Engineer               ----

         Directors serve for a term of one year or until the next annual meeting of shareholders.

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

         ARNOLD D. KAY was elected a Director in September 1999. He has more than thirty years experience in finance, sales and administration. Mr. Kay was an employee of the Company from 1991 to 1994. He currently is co-owner and General Manager of Lomita Blueprint/CADWEST of Lomita, California, a software and computer imaging business focusing on design, graphics and distribution of CAD software and systems.

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

         Based upon a review of filings made and other information available to it, the Company believes that each of the Company's present Section 16 reporting persons filed all forms required of them by Section 16(a) during the year 2002.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth certain compensation awarded or paid by the Company to its Named Executive Officers and others during the fiscal years ended December 31, 2002, 2001 and 2000.

                                     SUMMARY COMPENSATION TABLE

                                                                                  LONG-TERM COMPENSATION
                                                                  -----------------------------------------------------
                                       ANNUAL COMPENSATION            AWARDS             PAYOUTS
                            ------------------------------------  ------------------------------------
                                                                   RESTRICTED                   LTIP
NAME AND                             SALARY     BONUS     OTHER   STOCK AWARDS     OPTIONS     PAYOUTS     ALL OTHER
PRINCIPAL POSITION          YEAR       $          $         $         $                #          $        COMPENSATION
------------------          ----     ------     -----     -----     ------         -------     -------     ------------
Charles E. Phillips         2002     76,000     0          0         0                   0        0           0
                            2001     72,000     0          0         0                   0        0           0
                            2000     64,500     0          0         0             100,000        0           0

Ronald A. Waldorf           2002          0     0          0         0                   0        0           0
                            2001      7,500     0          0         0                   0        0           0
                            2000     10,000     0          0         0                   0        0           0

Barbara J. Mauch            2002     56,000     0          0         0                   0        0           0
                            2001     54,000     0          0         0                   0        0           0
                            2000     49,500     0          0         0              50,000        0           0


There were no options granted or exercised  during 2002.

         The following table sets forth certain information concerning options outstanding at December 31, 2002:


                                                          Number of         Value of Unexercised
                          Shares                         Unexercised             In-the-money
                        Acquired on      Value            Options at              Options at
                         Exercise       Realized      December 31, 2002*      December 31, 2002*
                        ----------      --------      ------------------      ------------------
Name
----
Charles E. Phillips          0             0               100,000                 $15,000

Ronald Waldorf               0             0                     0                       0

Arnold Kay                   0             0                     0                       0

Barbara J. Mauch             0             0                50,000                 $ 7,500

---------------------------
*All currently exercisable

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of the Common Stock of the Company as of March 31, 2003, by (i) each person known by the Company to beneficially own 5% or more of the outstanding Common Stock of the Company; (ii) each of the Company's directors; (iii) the Named Executive Officers identified in the Summary Compensation Table; and (iv) all directors and Named Executive Officers of the Company as a group.

Name & Address                      Number of Shares            Percentage Owned
--------------                      ----------------            ----------------
Charles E. Phillips
2301 W. 205th St., #102              2,105,489                        11.8
Torrance, CA 90501

Ronald A. Waldorf
2301 W. 205th St., #102              1,681,152                         9.4
Torrance, CA 90501

Barbara J. Mauch                     1,382,544                         7.8
2301 W. 205th St., #102
Torrance, CA 90501

Arnold D. Kay                          316,316                         1.8
2301 W. 205th St., #102
Torrance, CA 90501

TESA Corporation                     2,500,000                        14.0
961 North Rice
Oxnard, CA 93030

All directors and executive
officers as a group                   4,102,957                       30.0
(3 persons)

-----------------------
          Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Shares of Common Stock subject to securities currently convertible, or convertible within 60 days after March 31, 2003, are deemed to be outstanding in calculating the percentage ownership of a person or group but are not deemed to be outstanding as to any other person or group.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Since inception, the Company has borrowed funds from Mr. Charles E. Phillips, its president and CEO, and from employee Barbara Mauch, under various promissory notes. These notes bear interest at 10% per annum and are unsecured. As of December 31, 2002, the balance of the notes was $0, and the unpaid accrued interest totaled $58,890. The principal balance of $15,000 was paid to Mr. Phillips in January 2002, but the accrued interest remains outstanding.

         The Company has employment agreements with its President and an employee that provide for aggregate annual compensation of $150,000. The agreements are automatically renewed year to year. The agreements may be terminated by the Company or the officers with notice 60 days prior to any expiration date.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A) The following exhibits are included herein or incorporated by reference:

3(i)*    Articles of Incorporation, as amended.

3(ii)*   Bylaws

10.1*    Employment Agreement, dated April 1, 1989 with Charles E. Phillips

10.2*    Employment Agreement, dated December 1, 1989 with Barbara J. Mauch

10.3*    Exclusive Licensing Agreement, dated November 1, 1989 with Ronald A.
         Waldorf

10.4 Standard Multi-Tenant Commercial Industrial Lease-Gross, dated January 9, 2003, between the Company and AMB Property, L.P.

10.5**   Agreement, dated March 19, 2001 between the Company and Medtrak, Inc.

10.6 Technology Development Agreement, dated November 18, 2002, between the Company and HRL Laboratories, LLC

10.7 Registration Rights Agreement, dated November 18, 2002, between the Company and HRL Laboratories, LLC

* Incorporated by reference from Amendment No. 1 to the Registration Statement on Form 10-SB, filed on December 13, 1999.

** Incorporated by reference from Report on Form 10-K for the year ended December 31, 2000, filed on April 16, 2001.

  (B) Reports on Form 8-K

         None.

ITEM 14.  CONTROLS AND PROCEDURES

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

Eye Dynamics, Inc.

                                             By: /s/ Charles E. Phillips
                                             -----------------------------------
Date: April 7, 2003                          Charles E. Phillips, President
                                             and Chief Financial Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons On behalf of the Registrant and in the capacities and on the dates indicated:

Signature                      Title                          Date
---------                      -----                          ----

/s/ Charles E. Phillips         President, Chief Financial     April 7, 2003
        Charles E. Phillips         Officer and a Director

/s/ Ronald A. Waldorf           Chairman and a Director        April 7, 2003
        Ronald A. Waldorf

/s/ Arnold Kay                  Director                       April 7, 2003
       Arnold Kay

                                  CERTIFICATION

      I, Charles E. Phillips, principal executive officer, certify that:

        1. I have reviewed this annual report on Form 10-KSB of Eye Dynamics, Inc.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the date of the Evaluation Date;

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 7, 2003

                                      By: /s/ Charles E. Phillips
                                          --------------------------------
                                          Charles E. Phillips, President

                                  CERTIFICATION

      I, Charles E. Phillips, principal financial officer, certify that:

        1. I have reviewed this annual report on Form 10-KSB of Eye Dynamics, Inc.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        d) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the date of the Evaluation Date;

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 7, 2003

                                              By: /s/ Charles E. Phillips
                                                  ------------------------------
                                                  Charles E. Phillips, Treasurer

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

To the Board of Directors and stockholders of Eye Dynamics, Inc.

         We have audited the accompanying consolidated balance sheet of Eye Dynamics, Inc. (a Nevada corporation) and its subsidiary, Oculokinetics, Inc. (a California corporation), as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eye Dynamics, Inc. and its subsidiary as of December 31, 2002, and the consolidated results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States.

/s/Spector & Wong, LLP
Pasadena, California
March 13, 2003

EYE DYNAMICS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2002
-----------------

                                     ASSETS
Current Assets
  Cash                                                              $   177,668
  Accounts receivable                                                   186,977
  Employee advances and receivable, net of
   allowance for loan losses of $58,218                                      --
  Inventory                                                             155,167
  Prepaid expenses                                                        3,448
                                                                    ------------
    Total Current Assets                                                523,260

Property and equipment, net of accumulated depreciation
  of $14,365                                                                398

Other Assets                                                             11,511
                                                                    ------------
TOTAL ASSETS                                                        $   535,169
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Accounts payable & accrued expenses                               $    89,406
  Accrued interest                                                       76,890
  Customers' deposits                                                    13,271
  Notes payable, current portion                                         95,046
                                                                    ------------
    Total Current Liabilities                                           274,613

Long-term debt                                                          423,516
                                                                    ------------
    Total Liabilities                                                   698,129
                                                                    ------------
Stockholders' Deficit
  Common Stock, $0.001 par value; 50,000,000 shares authorized;
    17,850,313 shares issued and outstanding                             17,850
  Paid-in Capital                                                     3,497,103
  Accumulated Deficit                                                (3,677,913)
                                                                    ------------
                                                                       (162,960)
                                                                    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   535,169
                                                                    ============

See notes to consolidated financial statements
                                                                             F-2


EYE DYNAMICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR YEARS ENDED DECEMBER 31, 2002 AND 2001


Years ended December 31,                                   2002            2001
------------------------------------------------------------------------------------
Sales
  Products                                             $  1,765,091    $    697,597
  Services                                                   43,250              --
                                                       -----------------------------
                                                          1,808,341         697,597
Cost of Sales
  Products                                                  857,663         302,057
  Services                                                   18,415              --
                                                       -----------------------------
                                                            876,078         302,057

  Gross Profit                                              932,263         395,540
                                                       -----------------------------

Operating Expenses
  Selling, General and Administrative Expenses               715,297         881,631
  Provision for Loan Loss                                    58,218              --
                                                       -----------------------------
                                                            773,515         881,631

  Operating income (loss)                                   158,748        (486,091)
                                                       -----------------------------

Other Income (Expense)
  Interest and Other Income                                   8,148           4,784
  Interest Expense                                          (40,951)        (43,498)
  Settlement                                                     --         (20,000)
                                                       -----------------------------
                                                            (32,803)        (58,714)

Net income (loss) before taxes and extraordinary item        125,945        (544,805)

Provision for Income Taxes                                    1,600           1,600
                                                       -----------------------------

Net income (loss) before extraordinary item                  124,345        (546,405)

Extraordinary item-gain on restructuring of debt,
 net of applicable income taxes of $0                        26,479              --
                                                       -----------------------------

Net income (loss)                                      $    150,824    $   (546,405)
                                                       =============================

Net income (loss) per share-basic:
  Net income (loss) before extraordinary item          $       0.01    $      (0.04)
  Extraordinary gain, net                                      0.00              --
                                                       -----------------------------
  Net income (loss)                                    $       0.01    $      (0.04)
                                                       =============================
Net income (loss) per share-diluted:
  Net income (loss) before extraordinary item          $       0.01    $      (0.04)
  Extraordinary gain, net                                      0.00              --
                                                       -----------------------------
  Net income (loss)                                    $       0.01    $      (0.04)
                                                       =============================

Shares used in per share calculation-basic               16,441,980      12,268,896
Shares used in per share calculation-Diluted             19,909,065      12,268,896

See notes to consolidated financial statements
                                                                                F-3


EYE DYNAMICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                          Unamortized
                                    Common Stock              Paid-in       Expenses     Accumulated
                                 Shares         Amount        Capital    (Contra-Equity)   Deficit         Total
                              --------------------------------------------------------------------------------------
Balance at 12/31/00            11,416,313    $    11,416    $ 2,928,544   $   (68,833)   $(3,282,332)   $  (411,205)

Issuance of Stocks for
 Consulting, Financial
 Advising, and Public
 Relation expenses              2,334,000          2,334        333,892       (97,224)                      239,002

Issuance of Stocks for
 Cash                             500,000            500         69,500                                      70,000

Exercising of Options             100,000            100                                                        100

Warrants issued for service                                      14,000                                      14,000

Net (Loss)                                                                                  (546,405)      (546,405)
                              --------------------------------------------------------------------------------------

Balance at 12/31/01            14,350,313         14,350      3,345,936      (166,057)    (3,828,737)      (634,508)

Issuance of Stocks for
 R&D expenses                     800,000            800         27,200                                      28,000
 Settlement                       200,000            200          9,800                                      10,000
 Debt restructuring             2,500,000          2,500         97,500                                     100,000

Warrants issued for note
 payment                                                         16,667                                      16,667

Amortization of expenses                                                      166,057                       166,057

Net Income                                                                                   150,824        150,824
                              --------------------------------------------------------------------------------------

Balance at 12/31/02            17,850,313    $    17,850    $ 3,497,103   $        --    $(3,677,913)   $  (162,960)
                              ======================================================================================

See notes to consolidated financial statements
                                                                                                                 F-4


EYE DYNAMICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR YEARS ENDED DECEMBER 31, 2002 AND 2001

Years ended December 31,                                                  2002        2001
----------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                    $ 150,824    $(546,405)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Depreciation                                                           1,477        2,609
    Extraordinary Gain, net                                              (26,479)          --
    Provision for loan loss                                               58,218           --
    Noncash expenses                                                     194,057      239,002
    Warrants for Services and Interest                                    16,667       14,000
    (Increase) Decrease in:
     Accounts Receivable                                                (104,399)      75,896
     Inventory                                                           (39,649)     (55,786)
     Interest Receivable on Employee Loan                                     --       (4,454)
     Prepaid and Others                                                  (10,984)       9,625
    Increase (Decrease) in:
     Accounts Payable and Accrued Expenses                                35,503        6,174
     Other Liabilities                                                   (61,729)      85,000
     Accrued Interest                                                    (26,225)      37,730
                                                                       -----------------------
Net cash provided by (used in) operating activities                      187,281     (136,609)
                                                                       -----------------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Employee Advances and Receivable                                         3,929      (55,169)
                                                                       -----------------------
Net cash provided by (used in) investing activities                        3,929      (55,169)
                                                                       -----------------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuing of Common Stock                                       --       70,100
  Net advance from (repayments on) Line of Credit                        (45,248)      44,891
  Net Proceeds from Notes Payable                                         23,083           --
  Net Proceeds from (Payments to) Shareholders                           (15,000)      14,722
                                                                       -----------------------
Net cash provided by (used in) financing activities                      (37,165)     129,713
                                                                       -----------------------

NET INCREASE (DECREASE) IN CASH                                          154,045      (62,065)

CASH BALANCE AT BEGINNING OF YEAR                                         23,623       85,688
                                                                       -----------------------

CASH BALANCE AT END OF YEAR                                            $ 177,668    $  23,623
                                                                       =======================

Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                                        $  49,036    $   3,741
  Taxes Paid                                                           $   1,600    $   1,600

Supplemental Schedules of Noncash Investing and Financing Activities
  Issuing common stock for:
    Reduction of liability                                             $  10,000    $      --
    Restructuring of debt                                                100,000           --
                                                                       -----------------------
                                                                       $ 110,000    $      --
                                                                       =======================

See notes to consolidated financial statements
                                                                                          F-5

EYE DYNAMICS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND CRITICAL ACCOUNTING POLICIES

NATURE OF BUSINESS. Eye Dynamics, Inc. and subsidiary (the "Company') markets and distributes diagnostic equipment that utilize the Company's proprietary technology and computer software to test individuals for impaired eye and pupil performance. The Company also markets a medical diagnostic product that tracks and measures eye movements during a series of standardized tests.

PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Oculokinetics, Inc. (a California corporation), after elimination of all material intercompany accounts and transactions.

         The subsidiary had no operations in both years of 2002 and 2001. All revenue is derived from the Company.

USE OF ESTIMATES. The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

REVENUE RECOGNITION. The Company is subcontracting the manufacturing of the medical diagnostic equipments and products. Manufacturing operations consist of assembly, test, and packaging functions. Sales of product and equipment are recognized when both title and risk of loss transfers to the customer (usually it is the date of shipment), provided that no significant obligations remain and collectibility is reasonably assured. No provisions were established for estimated product returns and allowances based on the Company's historical experience.

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

ACCOUNTS RECEIVABLE. Management of the Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made. Bad debt expense for years ended December 31, 2002 and 2001 was $971 and $81, respectively.

EYE DYNAMICS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND CRITICAL ACCOUNTING POLICIES (CONTINUED)

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

STOCK-BASED COMPENSATION The Company accounts for equity-based instruments issued or granted to employees using the intrinsic method as prescribed under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," defines a fair value method of accounting for issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under APB No. 25, but are required to disclose in a note to the financial statements pro forma results of operations as if the Company had applied the fair value of accounting.

         The Company accounts for employee stock-based compensation under the intrinsic value method of APB No. 25. SFAS No. 123, as amended by SFAS No. 148, establishes disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. The Company's pro forma results of operations and earnings (loss) per share information using a fair value based method of accounting for years ended December 31, 2002 and 2001 is as follows:

                                                  2002             2001
     -----------------------------------------------------------------------
     Net income(loss) - as reported              $ 150,824       $ (546,405)
     Pro forma compensation expense                  9,250           13,050
                                              ------------------------------
     Pro forma net income (loss)                 $ 141,574       $ (559,455)
                                              ==============================

     Basic earnings (loss) per share:
       As reported                                  $ 0.01          $ (0.04)
       Pro forma                                    $ 0.01          $ (0.05)

     Diluted earnings (loss) per share:
       As reported                                  $ 0.01          $ (0.04)
       Pro forma                                    $ 0.01          $ (0.05)

EYE DYNAMICS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND CRITICAL ACCOUNTING POLICIES (CONTINUED)

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

INCOME (LOSS) PER COMMON SHARE. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares plus the dilutive effect of convertible debt, shares issuable under convertible debt to sell 3,467,085 shares of the Company common stock for year ended December 31, 2002, using the treasury stock method. Approximately, 683,333 shares outstanding stock options and warrants were excluded from the calculation of diluted earnings per share for 2002 because they were anti-dilutive. However, these options and warrants could be dilutive in the future. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock are anti-dilutive for all periods presented. Shares excluded from diluted loss per share totaled 2,350,000.

Other Significant Accounting Policies

CASH EQUIVALENTS. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

         The Company maintains its cash in one financial institution. The bank account, at times, exceeded federally insured limits of $100,000. The Company has not experienced any losses on such account.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amounts of the financial instruments have been estimated by management to approximate fair value.

INVENTORIES. Costs incurred for materials, technology and shipping are capitalized as inventories and charged to cost of sales when revenue is recognized. Inventories consist of finished goods and are stated at the lower of cost or market, using the first-in, first-out method.

PROPERTY AND EQUIPMENT. Property and Equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the following estimated useful lives of the assets: 5 to 7 years for computer and office equipment, and 7 years for furniture and fixtures. Depreciation expense was $1,477 and $2,609 for 2002 and 2001, respectively.

INCOME TAXES. Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

ADVERTISING COSTS. All advertising costs are expensed as incurred. Advertising expenses were $1,516 and $3,133 for 2002 and 2001, respectively.

EYE DYNAMICS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND CRITICAL ACCOUNTING POLICIES (CONTINUED)

SHIPPING AND HANDLING COSTS. The Company historically has included inbound shipping charges in cost of sales and classified outbound shipping charges as operating expenses. For years ended December 31, 2002 and 2001, the outbound shipping charges included as operating expenses were $46,197 and $27,000, respectively.

DERIVATIVES. In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, which was issued in June 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. The Company currently does not use derivative financial products for hedging or speculative purposes and as a result, does not anticipate any impact on the Company's financial statements.

RECLASSIFICATION. Certain reclassifications have been made to the 2001 consolidated financial statements to conform with the 2002 consolidated financial statement presentation. Such reclassification had no effect on net loss as previously reported.

NEW ACCOUNTING STANDARDS: On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion 25.

         In June 2002, FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) is replaced by this Statement. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company's financial statements.

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

EYE DYNAMICS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND CRITICAL ACCOUNTING POLICIES (CONTINUED)

         In October 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, SFAS No. 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset (group) to be disposed of other than by sale (e.g., abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset (group) as "held for sale." The adoption of SFAS No. 144 did not have an impact on the Company.

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
                                                                      ==========

NOTE 3 - EMPLOYEE LOAN AND ADVANCES

         The Company has made advances to and on behalf of an employee and the employee has made repayments to the Company. On April 2, 2001, the Company converted $49,489 into a note receivable bearing interest at 12% per annum. The note is collateralized by 2,660,000 shares of capital stock of Ingen Technologies, Inc., a privately held California corporation (Ingen). In August 2001, the Company turned over all 2,660,000 shares of Ingen stock to the employee's priority secured creditor. The note becomes unsecured and is due on demand.

EYE DYNAMICS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

NOTE 3 - EMPLOYEE LOAN AND ADVANCES (CONTINUED)

         The loan and advances went to default as of December 31, 2002 and an allowance of loan loss for the full amount of $58,218 was established as of that date. Uncollected interest previously accrued is charged off or an allowance is established by a charge to interest income. Interest income will be recognized only to the extent cash payments are received.

         As of December 31, 2001, the net receivable from the employee amounted to $62,147, including an interest receivable of $4,454.

NOTE 4 - LINE OF CREDIT

         The Company has an operating line of credit with Wells Fargo Bank of $65,000, with interest payable at the bank's prime rate plus 2.75%. This line of credit is payable on demand and is personally guaranteed by the Company's President. As of December 31, 2002 and 2001 the amount drawn against the line was $0 and $45,248, respectively.

NOTE 5 - NOTES PAYABLE

         In May 2002, the Company issued two notes payable of $40,000 and $20,000 to fund the cash payment of $60,000 as discussed in Note 2. Both notes carry an interest rate of 7% per annum commencing January 1, 2003. Principal and interest payable are due on December 31, 2007. The notes are convertible into 3,591,800 and 1,795,900 shares of the Company's restricted common stock, respectively. The notes are also callable on or before December 31, 2002 by the Company in the sum of $13,333 and $6,666, respectively. Upon the occurrence of such payments, the balance of the notes shall be convertible into 2,394,533 and 1,197,267 shares, respectively. The Company will also issue 266,667 and 133,333 shares of warrants, respectively, to the holders if such payments are made. The warrants are exercisable at five cents ($0.05) per share and expire on December 31, 2007. As of December 31, 2002, the Company had paid $13,334 and $3,333, and issued 266,667 and 66,666 shares of warrants to the note holders, respectively.

         In October 2002, the Company agreed with the holder to settle the accrued interest balance to $24,000 related to a note dated back on August 13, 1991. The Company accrued interest at a simple interest method, instead of compounding quarterly which was stated on the note. As a result, an additional interest expense of $10,920 was charged to operations in 2002. The principal was paid in full in October.

EYE DYNAMICS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

NOTE 5 - NOTES PAYABLE (CONTINUED)

Notes payable at December 31 consist of the following:

                                                            2002        2001
--------------------------------------------------------------------------------

a.) Notes Payable to Officers, compound interest
      accrued at 10%, due 60 days after dates of notes,
      unsecured                                           $      --   $  15,000

b.) Notes Payable to Others, interest at 12% per
     annum; due on demand. Unsecured                             --      10,000

c.) Notes Payable to TESA Corp., interest at 7%
     payable on December 31, 1999, maturing 11%
     of gross revenues, collateralized by accounts
     receivable, inventory, patents and a licensing
     agreement                                                   --     406,971

d.) Note Payable to TESA Corp., interest at 7%
     commencing January 1, 2003, due on December
     31, 2007. Collateralized by accounts receivable,
     inventory, patents and a licensing agreement
     for impairment testing products                        475,229          --

e.) Note Payable to Others, interest at 7% due and
     payable on December 31, 2007. Convertible into
     2,394,533 shares of common stock                        26,666          --

f.) Note Payable to Others, interest at 7% due and
     payable on December 31, 2007. Convertible into
     1,496,583 shares of common stock                        16,667          --
                                                          ----------------------
                                                            518,562     431,971
Less: Current Maturities                                    (95,046)   (431,971)
                                                          ----------------------
Notes Payable, Long-Term                                  $ 423,516   $      --
                                                          ======================

NOTE 6 - LITIGATION SETTLEMENT

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

EYE DYNAMICS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

NOTE 7 - NONCASH FINANCING ACTIVITIES

         During 2002 and 2001, the Company issued substantial common stocks to various consultants for public and investor relations, financial consulting, and strategic planning and consulting services. The stocks are fully vested and nonforfeitable. The Company recorded the stock transactions at their fair market value, capitalized the costs of transactions, and amortized them over the length of the services. For years ended December 31, 2002 and 2001, there were 800,000 and 2,334,000 shares of common stock were issued to nonemployees for their services, respectively. The total costs of transactions were $28,000 and $336,226, respectively. As of December 31, 2002 and 2001, the balance of unamortized costs was $0 and $166,057, respectively. The unamortized costs were included in equity section as a contra-equity.

         As discussed in Note 2, the Company issued 2,500,000 shares of restricted common stock at a fair value of $0.04 per share to restructure a debt.

         As discussed in Note 6, the Company issued 200,000 shares of restricted common stock to reduce a contingent liability of $10,000 which was accrued in 2001.

NOTE 8 - INCOME TAXES

         The Company files separate federal and state income tax returns with its subsidiary.

         Provision for income taxes in the consolidated statements of operations for years ended December 31, 2002 and 2001 consist of $1,600 minimum state income taxes in each year, $800 for each corporation.

         As of December 31, 2002, the Company has net operating loss carryforwards, approximately, of $1,215,276 to reduce future taxable income. The subsidiary has NOL carryforwards of $1,483,674. To the extent not utilized, both carryforwards will begin to expire through 2022. The Company's ability to utilize its net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

The deferred net tax assets consist of the following at December 31:

                                         Parent Company          Subsidiary
                                   -------------------------------------------------
                                      2002         2001         2002         2001
                                   ----------   ----------   ----------   ----------
Net Operating Loss Carryforwards   $ 413,194    $ 471,880    $ 504,449    $ 504,177
Valuation Allowance                 (413,194)    (471,880)    (504,449)    (504,177)
                                   ----------   ----------   ----------   ----------
Net deferred tax assets            $      --    $      --    $      --    $      --
                                   ==========   ==========   ==========   ==========

NOTE 9 - STOCKS OPTIONS AND WARRANTS

Stock Options

         As of December 31, 2002 and 2001, the total outstanding non-qualified options were 150,000 with an exercise price of $0.15 per share. The options may be exercised no later than three years from the date of issuance. The weighted average fair value of options granted by the Company as of those dates was $0.05 and $0.18, respectively. There were 100,000 shares of options exercised at $0.001 per share in 2001. None were exercised in 2002.

EYE DYNAMICS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

NOTE 9 - STOCKS OPTIONS AND WARRANTS (CONTINUED)

         A summary of the status of the Company's stock option as of December 31, 2002 and 2001, and changes during the years then ended is presented below:

                                            2002                       2001
                                   ------------------------  -------------------------
                                                  Weighted                   Weighted
                                     Number       Average      Number       Average
                                       of        Exercise        of         Exercise
                                     Shares        Price       Shares         Price
                                   ----------------------------------------------------
Outstanding at beginning of Year      150,000   $     0.15    2,310,000    $     0.29
Granted                                    --           --           --            --
Exercised                                  --           --     (100,000)        0.001
Expired and Cancelled                      --           --   (2,060,000)         0.32
                                   -----------  -----------  -----------   -----------
Outstanding at end of Year            150,000   $     0.15      150,000    $     0.15
                                   ===========  ===========  ===========   ===========

Exercisable at end of Year            150,000   $     0.15      150,000    $     0.15
                                   ===========  ===========  ===========   ===========

         The outstanding options at December 31, 2002 were exercisable at $0.15 per share with remaining lives of 0.08 years.

         The Company has elected to account for its stock-based compensation under APB Opinion No. 25 an accounting standard under which no related compensation was recognized in 2002 or 2001, the year of the grant; however, the Company has computed for pro forma disclosure purposes, the value of all options granted during the year ended December 31, 2002 and 2001 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 and the weighted average assumptions as follows:

                                                     December 31,
                                                         2002            2001
                                                     ---------------------------
    Weighted average fair value per option granted      $ 0.05          $ 0.18
    Risk-free interest rate                               1.75%           1.75%
    Expected dividend yield                               0.00%           0.00%
    Expected lives                                        0.08            1.08
    Expected volatility                                   3.76            0.70

Stock Warrants

         As discussed in Note 5, the Company issued a total of 333,333 shares of warrants for early partial repayment of two notes payable. The warrants are exercisable at $0.05 per share and expire through December 31, 2007. At date of issuance, the warrants had a fair value of $0.05 per share and the total cost of $16,666 was charged to interest expense in year 2002.

         Between years of 2000 and 2001, the Company sold warrants in a private placement offering to purchase up to 2,000,000 shares of common stock at exercise prices of $0.35 or $0.75 per share. These warrants will expire through January 2002. In August 2001, the Board of Directors approved to grant a six-month extension on these warrants.

EYE DYNAMICS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

NOTE 9 - STOCKS OPTIONS AND WARRANTS (CONTINUED)

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

         A summary of the status of the Company's warrants as of December 31, 2002 and 2001, and changes during the years then ended is presented below:

                                                 2002                         2001
                                        ------------------------   --------------------------
                                                       Weighted                    Weighted
                                                       Average                     Average
                                                       Exercise                    Exercise
                                         Number of       Price       Number of       Price
                                         Warrants      Per Share     Warrants      Per Share
                                        -----------   -----------   -----------   -----------
Outstanding at beginning of year         2,200,000    $     0.55     1,500,000    $     0.55
Granted                                    333,333          0.05       700,000          0.63
Exercised, Expired and Cancelled        (2,000,000)         0.63            --            --
                                        -----------   -----------   -----------   -----------
Outstanding at end of year                 533,333    $     0.34     2,200,000    $     0.57
                                        ===========   ===========   ===========   ===========
Exercisable at end of year                 533,333    $     0.34     2,200,000    $     0.57
                                        ===========   ===========   ===========   ===========

NOTE 10 - NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income
(loss) per share:

                                                      2002             2001
--------------------------------------------------------------------------------
Numerator:
  Net income (loss)                               $    150,824     $   (546,405)
                                                  -------------    -------------
Denominator:
  Weighted average of common shares                 16,441,980       12,268,896
  Diluted effect of convertible debt                 3,467,085               --
                                                  -------------    -------------
  Diluted weighted average common shares
     outstanding                                     19,909,065       12,268,896
                                                  -------------    -------------
Basic net income (loss) per share                 $       0.01     $      (0.04)
Diluted net income (loss) per share               $       0.01     $      (0.04)

The net income amount for year ended December 31, 2002 included an after-tax amount of $26,479, which relates primarily to an extraordinary gain from restructuring of debt. Excluding the effects of these transactions, the basic and diluted loss per share would have been the same.

EYE DYNAMICS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

NOTE 11 - SEGMENT INFORMATION

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

NOTE 12 - RELATED PARTY TRANSACTION

         As disclosed in Note 5a, the Company had notes payable to the officers in the amounts of $0 and $15,000 as of December 31, 2002 and 2001, respectively. As of those dates, balance of accrued interest was $58,890 and $71,715, respectively. Interest expense charged on these notes totaled $8,173 and $6,429 in those years, respectively.

NOTE 13 - MAJOR CUSTOMERS

During year ended December 31, 2002 and 2001, the Company's private label distributor accounted for $1,093,779 and $293,324 or 60.5% and 42.0% of total revenues, respectively.

NOTE 14 - CONTINGENCIES AND COMMITMENTS

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

All 800,000 shares have been issued in 2002, and the total cost of $28,000 was charged to operations.

EYE DYNAMICS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

NOTE 14 - CONTINGENCIES AND COMMITMENTS

Finder Agreement

In 2001, the Company entered into a Finder's Agreement with a consultant who acts as a finder to locate prospective investors for the Company. The Company agreed to pay the consultant finder's fees based on the following schedule:

                     5% on first $5,000,000 capital raised
                     4% on next $1,000,000
                     3% on next $1,000,000
                     2% on next $1,000,000
                     1% on balance

As of December 31, 2002 and 2001, no capital was raised through the consultant.

The Company also agreed to pay another consultant a fee of $50,000 under a Financial Consulting Services Agreement. The Company agreed that 25% of any funding will be payable to the consultant until the full amount owed to the consultant is fully paid. If no funding occurs, no payment will be paid to the consultant.

Lease Commitments

The Company leases its office facilities for $974 per month. The lease expires April 2003. In February 2003, the Company relocated to larger office facilities for $1,571 per month. The new lease commences on February 1, 2003 and expires through January 31, 2006. Rent expense totaled $13,033 and $10,702 for 2002 and 2001, respectively.

The Company also leases office equipment at $204 per month expiring in February 2004.

As of December 31, 2002, the minimum lease payments under these leases are:

                    Year ended
                   December 31,                     Amount
               ---------------------             --------------
                       2003                        $   20,712
                       2004                            20,009
                       2005                            19,973
                       2006                             1,668
                                                   -----------
                                                   $   62,362
                                                   ===========

NOTE 15 - SUBSEQUENT EVENT

In March 2003, the Board of Directors intended to wind down the inactive subsidiary, which has no asset or liability as of December 31, 2002. Management believes that the wind down of the subsidiary has no material effect on the Company's financial position, results of operations and cash flows.