Form 10QSB
period 2003-03-31
EYE DYNAMICS INC
filed 2003-05-14
CIK 1097575

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 2003.

                               EYE DYNAMICS, INC.
                 (Name of small business issuer as specified in its charter)

          Nevada                                       88-0249812
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation)

     2301 W. 205th Street, #102,                  Torrance, CA 90501
(Address of principal executive offices)         (City, state and ZIP)

Issuer's telephone number 310-328-0477

The number of shares outstanding of the issuer's common stock as of March 31, 2003 was 17,850,313.

Transitional Small Business Disclosure Format (check one) ( ) Yes; (X) No.

PART 1   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

EYE DYNAMICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET (UNAUDITED)
MARCH 31, 2003
--------------

                                     ASSETS
Current Assets
  Cash                                                              $   192,014
  Accounts receivable                                                   230,229
  Employee advances and receivable, net of
   allowance for loan losses of $58,218                                       0
  Inventory                                                             163,618
  Prepaid expenses                                                       11,648
                                                                    ------------
    Total Current Assets                                                597,510

Property and equipment, net of accumulated depreciation
  of $14,467                                                              1,409

Other Assets                                                              8,674
                                                                    ------------

TOTAL ASSETS                                                        $   607,593
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable & accrued expenses                               $    69,711
  Accrued interest                                                       52,672
  Notes payable, current portion                                         71,284
                                                                    ------------
    Total Current Liabilities                                           193,667

Long-term debt                                                          420,183
                                                                    ------------

    Total Liabilities                                                   613,850
                                                                    ------------

Stockholders' Deficit
  Common Stock, $0.001 par value; 50,000,000 shares authorized;
    17,850,313 shares issued and outstanding                             17,850
  Paid-in Capital                                                     3,497,103
  Accumulated Deficit                                                (3,521,210)
                                                                    ------------
                                                                         (6,257)
                                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   607,593
                                                                    ============

See Notes to Interim Unaudited Consolidated Financial Statements

EYE DYNAMICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For Three Months ended March 31,                       2003             2002
--------------------------------------------------------------------------------
Sales
  Products                                         $    652,608    $    192,937
  Services                                                   --          24,750
                                                   -----------------------------
                                                        652,608         217,687
Cost of Sales
  Products                                              311,968          84,087
  Services                                                   --           9,985
                                                   -----------------------------
                                                        311,968          94,072

  Gross Profit                                          340,640         123,615
                                                   -----------------------------

Selling, General and Administrative Expenses             181,002         164,624
                                                   -----------------------------

  Operating income (loss)                               159,638         (41,009)
                                                   -----------------------------

Other Income(Expense)
  Interest and Other Income                                 503           1,485
  Interest Expense                                       (1,838)         (3,524)
                                                   -----------------------------
                                                         (1,335)         (2,039)

Net income(loss) before taxes                           158,302         (43,048)

Provision for Income Taxes                                1,600           1,600
                                                   -----------------------------

Net income (loss)                                  $    156,702    $    (44,648)
                                                   =============================

Net income (loss) per share-basic                  $       0.01    $      (0.00)
                                                   =============================
Net income (loss) per share-diluted                $       0.01    $      (0.00)
                                                   =============================

Shares used in per share calculation-basic           17,850,313      14,483,646
Shares used in per share calculation-diluted         21,736,895      14,483,646

See Notes to Interim Unaudited Consolidated Financial Statements

EYE DYNAMICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For Three Months ended March 31,                                          2003         2002
----------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                    $ 156,702    $ (44,648)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Depreciation                                                             102          369
    Noncash expenses                                                          --       59,057
    (Increase) Decrease in:
     Accounts Receivable                                                 (43,252)      20,826
     Inventory                                                            (8,451)        (266)
     Interest Receivable on Employee Loan                                     --       (1,437)
     Prepaid and Others                                                   (5,363)       3,064
    Increase (Decrease) in:
     Accounts Payable and Accrued Expenses                               (19,696)       8,584
     Other Liabilities                                                   (13,271)     (34,000)
     Accrued Interest                                                    (24,218)       2,108
                                                                       -----------------------
Net cash provided by operating activities                                 42,553       13,657
                                                                       -----------------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of Property and Equipment                                      (1,113)          --
                                                                       -----------------------
Net cash  (used in) investing activities                                  (1,113)          --
                                                                       -----------------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Repayments on Line of Credit                                                --       (5,872)
  Repayments on Notes Payable                                            (27,094)          --
  Repayments to Shareholders                                                  --      (15,000)
                                                                       -----------------------
Net cash (used in) financing activities                                  (27,094)     (20,872)
                                                                       -----------------------

NET INCREASE (DECREASE) IN CASH                                           14,346       (7,215)

CASH BALANCE AT BEGINNING OF PERIOD                                      177,668       23,623
                                                                       -----------------------

CASH BALANCE AT END OF PERIOD                                          $ 192,014    $  16,408
                                                                       =======================

Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                                        $  26,052    $   1,416
  Taxes Paid                                                           $      --    $      --

Supplemental Schedules of Noncash Investing and Financing Activities
  Issuance of common stock for reduction of a liability                $      --    $  10,000

See Notes to Interim Unaudited Consolidated Financial Statements

                                       4

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

A summary of significant accounting policies follows:

PRESENTATION OF INTERIM INFORMATION: The financial information at March 31, 2003 and for the three months ended March 31, 2003 and 2002 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

The results for the three months ended March 31, 2003 may not be indicative of results for the year ending December 31, 2003 or any future periods.

PRINCIPLES OF CONSOLIDATION AND PRESENTATION: The accompanying consolidated financial statements include the accounts of Eye Dynamics, Inc. and its wholly-owned subsidiary, Oculokinetics, Inc., after elimination of all material intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation.

INCOME (LOSS) PER COMMON SHARE Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share for the three months ended March 31, 2003 is computed by dividing net income by the weighted average number of shares plus the dilutive effect of shares issuable under certain debt that is convertible into 3,886,582 shares of Company common stock, using the treasury stock method. Approximately 200,000 shares issuable upon exercise of outstanding stock warrants were excluded from the calculation of diluted earnings per share for 2003 because they were anti-dilutive. However, these options and warrants could be dilutive in the future. Diluted net loss per common share for the period of three months ended March 31, 2002 does not differ from basic net loss per common share since potential shares of common stock are anti-dilutive for the period. Shares excluded from diluted loss per share for the three months ended March 31, 2002 totaled 400,000.

NEW ACCOUNTING STANDARDS: In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51." Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have an effect on its consolidated financial position or results of operations.

EYE DYNAMICS, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------

NOTE 2 - NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income
(loss) per share for three months ended March 31st:

                                                               2003           2002
                                                          ----------------------------
Numerator:
  Net income (loss)                                       $    156,702   $    (44,648)
                                                          -------------  -------------
Denominator:
  Weighted average of common shares                         17,850,313     14,483,646
  Diluted effect of convertible debt and stock warrants      3,886,582             --
                                                          -------------  -------------
  Diluted weighted average common shares outstanding        21,736,895     14,483,646
                                                          -------------  -------------

Basic net income (loss) per share                         $       0.01   $      (0.00)
Diluted net income (loss) per share                       $       0.01   $      (0.00)

NOTE 3 - MAJOR CUSTOMER

During the three months ended March 31, 2003 and 2002, the Company's private label distributor accounted for $410,764 and $170,208, or 62.9% and 78.2%, of total revenues, respectively.

NOTE 4 - SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. The subsidiary did not have any operations in 2003 or 2002, and the Company has only one segment; accordingly, detailed information of the reportable segment is not presented.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations for the Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002.

Revenues from the sale of medical products during the first quarter were $653,000, representing an increase of 300% over the first quarter of 2002. This is the third quarter in succession where the sales are a minimum of 2.5 times the quarter of the prior year and is a reflection of the steady growth of the company. This increase is attributed to the success of our private label customer opening up and developing new markets and applications for our video ENG products. As reported previously, the market increase in the ENT segment of the medical market is not substantial, but the neurology segment of that market, which is being targeted by our private label customer, continues to be successful and growing. We continue to receive additional interest from the export markets, with shipments made to Egypt and Iran in the first quarter.

Gross profit for the quarter was 52%. This is 4% less than the gross profit for the same period of 2002. However, the total volume is triple the prior year and is a reflection of the increase in private label orders, which have a lower gross profit structure. The private label customer accounts for 63% of our revenue, which is about the same ratio for the last three quarters.

As a result of the sales increase of 300% for the quarter, the gross profit dollars are substantial and a profit of $158,302 was achieved, compared to a loss of $44,648 in the first quarter of 2002. This is a substantial improvement and turnaround to profitability for the company for three successive quarters. We have been able to increase our overhead fixed expenses only minimally and this is a contributing factor to the increase in earnings.

In February we moved into larger quarters in the same industrial park. These larger quarters provide for increased warehouse and equipment testing space, which was needed to accommodate the increase in sales revenues.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of March 31, 2003 totaled $192,014. Inventory of $163,000 at March 31, 2003 includes $25,000 of SafetyScope Impairment Detection Device items, which are not being actively marketed but are being used as production samples and demonstrators for the fund raising activity related to the SafetyScope impairment detection device. The inventory balance of $138,000 represents only 30 days inventory for the medical products production and is balanced.

Accounts receivable of $230,000 reflects slightly more than 30 days A/R outstanding, which is positive as our private label customer continues to make its payments within the net 15 days term of sale. Other customers are utilizing leasing and credit cards more, which provide very quick collection of our receivables.

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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          None.

ITEM 2.  CHANGES IN SECURITIES

          None

ITEM 3.  DEFAULTS UPON SENIOR SECURITES

          None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K  (?)

(A) The following exhibit is included herein or incorporated by reference:

         99.1 Certification of Chief Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

(B) No reports on Form 8-K were filed during the period

SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Eye Dynamics, Inc.

                     Date: May 14, 2003      By /s/Charles E. Phillips
                                                ------------------------------
                                                Charles E. Phillips, President

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

Date: May 14, 2003

                                           /s/ Charles E. Phillips
                                           -------------------------------------
                                           Charles E. Phillips,
                                           President and Chief Executive Officer