Form 10QSB
period 2003-06-30
EYE DYNAMICS INC
filed 2003-08-13
CIK 1097575

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

 (X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.

                           Commission File No. 0-27857

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

                                  310-328-0477
                           (Issuer's telephone number)

             The number of shares outstanding of the issuer's common
                    stock as of June 30, 2003 was 17,850,313.

   Transitional Small Business Disclosure Format (check one) ( ) Yes; (X) No.

PART  I.   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

EYE DYNAMICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET (UNAUDITED)
JUNE 30, 2003
--------------------------------------------------------------------------------

                                   ASSETS
Current Assets
  Cash                                                              $   304,308
  Accounts receivable                                                   114,178
  Employee advances and receivable, net of
   allowance for loan losses of $58,218                                     257
  Inventory                                                             217,295
  Prepaid expenses                                                        8,695
                                                                    ------------
    Total Current Assets                                                644,733

Property and equipment, net of accumulated depreciation
  of $14,569                                                              1,307

Other Assets                                                             34,074
                                                                    ------------

TOTAL ASSETS                                                        $   680,114
                                                                    ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable & accrued expenses                               $   116,147
  Notes payable, current portion                                         47,523
                                                                    ------------
    Total Current Liabilities                                           163,670

Long-term debt and accrued interest                                     421,709
                                                                    ------------

    Total Liabilities                                                   585,379
                                                                    ------------

Stockholders' Equity
  Common Stock, $0.001 par value; 50,000,000 shares authorized;
    17,850,313 shares issued and outstanding                             17,850
  Paid-in Capital                                                     3,497,101
  Accumulated Deficit                                                (3,420,216)
                                                                    ------------
   Total Stockholders' Equity                                            94,735

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   680,114
                                                                    ============

See Notes to Interim Unaudited Consolidated Financial Statements


EYE DYNAMICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                         For Three Months                       For Six Months
                                                           ended June 30,                       ended June 30,
                                                           --------------                       --------------
                                                       2003             2002                 2003            2002
------------------------------------------------------------------------------------------------------------------------
Sales
  Products                                         $    688,018       $    295,394       $  1,340,626       $    488,331
  Services                                                   --             16,500                 --             41,250
                                                   ----------------------------------------------------------------------
                                                        688,018            311,894          1,340,626            529,581
Cost of sales
  Products                                              386,140            134,632            698,108            218,719
  Services                                                   --              8,430                 --             18,415
                                                   ----------------------------------------------------------------------
                                                        386,140            143,062            698,108            237,134

Gross profit                                            301,878            168,832            642,518            292,447

Selling, general and administrative
 expenses                                               161,059            173,046            342,061            337,670
                                                   ----------------------------------------------------------------------

Income (loss) from operations                           140,819             (4,214)           300,457            (45,223)
                                                   ----------------------------------------------------------------------

Other income(expenses)
  Interest and other income                                  29              1,627                532              3,112
  Interest and other expense                            (14,360)            (3,895)           (16,198)            (7,419)
                                                   ----------------------------------------------------------------------
                                                        (14,331)            (2,268)           (15,666)            (4,307)
                                                   ----------------------------------------------------------------------

Net income (loss) before taxes and
 extraordinary item                                     126,488             (6,482)           284,791            (49,530)

Provision for income taxes                               25,496                 --             27,096              1,600
                                                   ----------------------------------------------------------------------

Net income (loss) before extraordinary item             100,992             (6,482)           257,695            (51,130)

Extraordinary item-gain on restructuring of
 debt, net of applicable income taxes of $0                  --             26,479                 --             26,479
                                                   ----------------------------------------------------------------------

Net income (loss)                                  $    100,992       $     19,997       $    257,695       $    (24,651)
                                                   ======================================================================

Net income (loss) per share-basic
  Net income (loss) before extraordinary item      $       0.01       $      (0.00)      $       0.01       $      (0.00)
  Extraordinary gain, net                                    --               0.00                 --               0.00
                                                   ----------------------------------------------------------------------
  Net income (loss)                                $       0.01       $       0.00       $       0.01       $      (0.00)
                                                   ======================================================================

Net income (loss) per share-diluted
  Net income (loss) before extraordinary item      $       0.00       $      (0.00)      $       0.01       $      (0.00)
  Extraordinary gain, net                                    --               0.00                 --               0.00
                                                   ----------------------------------------------------------------------
  Net income (loss)                                $       0.00       $       0.00       $       0.01       $      (0.00)
                                                   ======================================================================

Shares used in per share calculation-basic           17,850,313         16,216,980         17,850,313         15,350,313
Shares used in per share calculation-diluted         21,647,240         16,216,980         21,692,067         15,350,313


See Notes to Interim Unaudited Consolidated Financial Statements


EYE DYNAMICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


For Six Months ended June 30,                                                2003            2002
----------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income (loss)                                                       $ 257,695       $ (24,651)
  Adjustments to reconcile net income (loss) to net cash
   cash provided by (used  in) operating activities:
    Depreciation                                                                204             739
    Noncash expenses                                                             --         102,307
    Extraordinary gain on debt restructuring                                     --         (26,479)
    (Increase) Decrease in:
     Accounts Receivable                                                     72,800           4,805
     Inventory                                                              (62,129)        (29,769)
     Prepaid and Others                                                     (27,810)         (9,530)
    Increase (Decrease) in:
     Accounts Payable and Accrued Expenses                                   26,741          15,668
     Other Liabilities                                                      (13,271)        (75,000)
     Accrued Interest                                                       (75,364)        (14,645)
                                                                          --------------------------
Net cash provided by (used in) operating activities                         178,866         (56,555)
                                                                          --------------------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of Property and Equipment                                         (1,113)             --
  Employee loan and advances                                                   (257)            394
                                                                          --------------------------
Net cash provided by (used in) investing activities                          (1,370)            394
                                                                          --------------------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Advance from Line of Credit                                                    --          14,260
  Proceeds from (Repayments on) Notes Payable                               (50,856)         47,750
  Repayments to Shareholders                                                     --         (15,000)
                                                                          --------------------------
Net cash  provided by (used in) financing activities                        (50,856)         47,010
                                                                          --------------------------

NET INCREASE (DECREASE) IN CASH                                             126,640          (9,151)

CASH BALANCE AT BEGINNING OF PERIOD                                         177,668          23,623
                                                                          --------------------------

CASH BALANCE AT END OF PERIOD                                             $ 304,308       $  14,472
                                                                          ==========================

Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                                           $  78,889       $  22,064
  Taxes Paid                                                              $      --       $   1,600

Supplemental Schedules of Noncash Investing and Financing Activities
  Issuing common stock for reduction of a liability                       $      --       $  10,000
  Issuing common stock for debt restructuring                             $      --       $ 100,000


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

A summary of significant accounting policies follows:

PRESENTATION OF INTERIM INFORMATION: The financial information at June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

         The results for the three and six months ended June 30, 2003 may not be indicative of results for the year ending December 31, 2003 or any future periods.

PRINCIPLES OF CONSOLIDATION AND PRESENTATION: The accompanying consolidated financial statements include the accounts of Eye Dynamics, Inc. and its wholly-owned subsidiary, Oculokinetics, Inc., after elimination of all material intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation.

INCOME (LOSS) PER COMMON SHARE: Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares plus the dilutive effect of outstanding warrants and shares issuable under convertible debt to sell 3,796,927 shares and 3,841,754 shares of the Company common stock for the three and six months ended June 30, 2003, respectively, using the treasury stock method. Approximately, 200,000 shares outstanding stock warrants were excluded from the calculation of diluted earnings per share for 2003 because they were anti-dilutive. However, these options and warrants could be dilutive in the future. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock are anti-dilutive for all periods presented. Shares excluded from diluted net loss per share totaled 850,000.

NEW ACCOUNTING STANDARDS: In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an "underlying" to conform it to the language used in FASB Interpretation No. 45, "Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and amends certain other existing pronouncements. The Company does not have any derivative financial instruments. The Company does not anticipate that the adoption of SFAS No. 149 will have an impact on its consolidated balance sheets or statements of operations and cash flows.

EYE DYNAMICS, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement requires that certain instruments that were previously classified as equity on the Company's statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently has no instruments impacted by the adoption of this statement and therefore the adoption did not have an effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 - WIND DOWN OF SUBSIDIARY

On June 30, 2003, the Board of Directors decided to wind down its wholly owned subsidiary, which was inactive and has no asset or liability as of June 30, 2003. Management believes that the wind down of the subsidiary has no material effect on the Company's financial position, results of operations and cash flows.

NOTE 3 - NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income
(loss) per share:

                                                              Three Months ended June 30,          Six Months ended June 30,
                                                                 2003             2002               2003              2002
                                                             -------------------------------    -------------------------------
Numerator:
  Net income (loss)                                          $    100,992      $     19,997      $    257,695      $    (24,651)
                                                             -------------     -------------     -------------     -------------
Denominator:
  Weighted average of common shares                            17,850,313        16,216,980        17,850,313        15,350,313
  Diluted effect of convertible debt and stock warrants         3,796,927                --         3,841,754                --
                                                             -------------     -------------     -------------     -------------
  Diluted weighted average common shares outstanding           21,647,240        16,216,980        21,692,067        15,350,313
                                                             -------------     -------------     -------------     -------------

Basic net income (loss) per share                            $       0.01      $       0.00      $       0.01      $      (0.00)
Diluted net income (loss) per share                          $       0.00      $       0.00      $       0.01      $      (0.00)


The net income amount for three months ended June 30, 2002 and the net loss amount for six months ended June 30, 2002 included an after-tax amount of $26,479, which relates primarily to an extraordinary gain from restructuring of debt. Excluding the effects of these transactions, the basic and diluted loss per share would have been the same for both periods.

NOTE 4 - PRIOR PERIOD ADJUSTMENT

An understatement of 2002 reported Income Tax Payable of $12,699 was discovered during the second quarter of 2003. The Company charged this error to the current quarter's operations and did not restate the 2002 financial statements. Management believes that the restatement did not have material effect on the Company's financial position, results of operations and cash flows.

EYE DYNAMICS, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - MAJOR CUSTOMER

During the three months ended June 30, 2003 and 2002, the Company's private label distributor accounted for $322,451 and $200,091 or 46.9% and 64.1% of total revenues, respectively.

During the six months ended June 30, 2003 and 2002, the Company's private label distributor accounted for $733,215 and $370,299 or 54.7% and 69.9% of total revenues, respectively.

NOTE 6 - DEBT RESTRUCTURING

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

NOTE 7 - SEGMENT INFORMATION

The Company is currently managed and operated as one business. The entire business is managed by a single management team that reports to the Company's President. The Company does not operate separate lines of business or separate business entities with respect to any of its product candidates. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and dose not have separately reportable segments as defined by SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information".

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

         Revenues from the sale of medical products during the second quarter were $688,000, representing an increase of 220% over the second quarter of 2002. This is the fourth quarter in succession where sales are a minimum of two times the corresponding quarter of the prior year and is a reflection of the steady growth of the company. This increase is attributed to the success of the Company's private label customer opening up and developing new markets and applications for the video ENG products, as well as an increase in the Eye Dynamics brand products. The private label portion of the Company's business represented 47% of revenues for the quarter, which is a smaller percent than in the first quarter, and is a reflection of the increase in Eye Dynamics brand product sales. The market increase in the ENT segment of the medical market is not substantial, but the Neurology segment, which is being actively pursued by the Company's private label customer, continues to be successful. In addition, mobile diagnostic testing companies are beginning to recognize the value of the Company's products, and several have purchased systems for their use.

         The gross profit for the quarter was 43%, which is lower than the first quarter. This decrease in gross profit is due to larger than normal commissions being paid to distributors for sale of the Company's products. However, total revenues are more than two times the same quarter of the prior year.

         As a result of the sales increase of 220% for the quarter, the gross profit dollars are still substantial and a profit, after taxes, of $100,992 was achieved, compared to a loss of $6,482 in the second quarter of 2002. This is a substantial improvement and turnaround to profitability for the company for four successive quarters. Overhead fixed expenses have increased only slightly, which is a contributing factor to the increase in earnings.

         The principal additional expense for the second quarter was the accrual of state income taxes for 2003 of $25,496, as well as expense of $12,699 for state income taxes for the year 2002. These state income taxes were the result of a moratorium on the use of tax loss carryovers for 2002 and 2003 imposed by the California Franchise Tax Board. Accordingly, despite the existence of substantial tax loss carryovers from prior years, the Company was unable to use them to offset state income taxes for 2002 and 2003. Federal tax loss carryovers, however, were not affected and the Company was not required to accrue federal income taxes for 2003.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents as of June 30, 2003 totaled $304,308. Inventory of $217,000 at June 30, 2003 includes $25,000 of SafetyScope Impairment Detection Device items, which are not being actively marketed but are being used as production samples and demonstrators for capital-raising activities related to the SafetyScope impairment detection device. The inventory balance of $192,000 represents only a little more than one month of turnover, and is relatively balanced in content.

         Accounts receivable of $114,000 represents less than 15 days accounts receivable aging, which is favorable as the Company's private label customer generally makes payment within the net 15 days term of sale. Other customers are utilizing leasing and credit cards more, which provide for very quick collection of receivables.

         The Company continues to seek financing for the business plan to commercialize the SafetyScope product, which is an Impairment Detection Device. The plan requires substantial financial resources to fully implement the commercialization of the product. Discussions and explorations of strategic alliances are ongoing with the goal of securing the financing; however the Company has no arrangements or agreements as to any such financing.

         The Company continues to search out and evaluate other products and alliances to enhance its product lines and to augment revenues. The search for new products is an ongoing project.

         Sales prospects for the balance of the year are encouraging as evidenced by July revenues being in the order of $250,000, which is above the Company's informal monthly target of $200,000.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission Of Matters To A Vote Of Security Holders

There were no matters submitted to the vote of security holders during this quarterly reporting period.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

         31 Certificate of Chief Executive and Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certificate of Chief Executive and Financial Officer pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K

                 None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 13, 2003

                             By: /s/ Charles E. Phillips
                                  ---------------------------------------
                                  Charles E. Phillips, President