Form 10QSB
period 2003-09-30
EYE DYNAMICS INC
filed 2003-11-07
CIK 1097575

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.

                           Commission File No. 0-27857

                               EYE DYNAMICS, INC.
                               ------------------
           (Name of small business issuer as specified in its charter)

          Nevada                                          88-0249812
          ------                                          ----------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
     of incorporation)

                 2301 W. 205th Street, #102, Torrance, CA 90501
                 ----------------------------------------------
                    (Address of principal executive offices)

                                  310-328-0477
                                  ------------
                           (Issuer's telephone number)

             The number of shares outstanding of the issuer's common stock as of September 30, 2003 was 17,850,313.

   Transitional Small Business Disclosure Format (check one) ( ) Yes; (X) No.

PART  I.   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                     ASSETS
Current Assets
  Cash                                                              $   543,581
  Accounts receivable                                                   229,116
  Employee loans and advances, net of allowance for loan
    loss of $58,218                                                         407
  Prepaid expenses                                                        5,247
  Inventory                                                             187,051
                                                                    ------------
    TOTAL CURRENT ASSETS                                                965,402

Property and equipment, net of accumulated depreciation
  of $13,239                                                              1,205

Other assets                                                             29,674
                                                                    ------------

TOTAL ASSETS                                                        $   996,281
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued expenses                             $   106,707
  Notes payable, current portion                                         23,761
                                                                    ------------
    TOTAL CURRENT LIABILITIES                                           130,468

Long-term debt and accrued interest                                     422,471
                                                                    ------------

    TOTAL LIABILITIES                                                   552,939
                                                                    ------------

Stockholders' Equity
  Common stock, $0.001 par value; 50,000,000 shares
    authorized; 17,850,313 shares issued
   and outstanding                                                       17,850
  Paid-in capital                                                     3,497,101
  Accumulated deficit                                                (3,071,609)
                                                                    ------------
                                                                        443,342
                                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   996,281
                                                                    ============

See Notes to Interim Unaudited Consolidated Financial Statements

EYE DYNAMICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                        For Three Months                For Nine Months
                                                       ended September 30,             ended September 30,
                                                  -----------------------------   -----------------------------
                                                       2003            2002            2003           2002
                                                  -------------------------------------------------------------
Net Sales
  Products                                        $  1,095,602    $    518,508    $  2,436,228    $  1,006,840
  Service                                                5,500              --           5,500          41,250
                                                  -------------------------------------------------------------
                                                     1,101,102         518,508       2,441,728       1,048,090
                                                  -------------------------------------------------------------
Cost of Sales
  Products                                             529,334         240,258       1,227,442         458,977
  Service                                                  800              --             800          18,415
                                                  -------------------------------------------------------------
                                                       530,134         240,258       1,228,242         477,392
                                                  -------------------------------------------------------------

Gross profit                                           570,968         278,250       1,213,486         570,698

Selling, general and administrative expenses           188,541         173,873         530,603         511,544
                                                  -------------------------------------------------------------

Operating income                                       382,427         104,377         682,883          59,154
                                                  -------------------------------------------------------------

Other income(expenses)
  Interest and other income                                155           1,485             687           4,597
  Interest and other expenses                             (802)         (3,284)        (17,000)        (10,703)
                                                  -------------------------------------------------------------
    Total other income(expenses)                          (647)         (1,799)        (16,313)         (6,106)
                                                  -------------------------------------------------------------

Net  income before taxes and extraordinary item        381,780         102,578         666,570          53,048

Provision for income taxes                              33,173              --          60,269           1,600
                                                  -------------------------------------------------------------

Net income before extraordinary item                   348,607         102,578         606,301          51,448

Extraordinary item-gain on restructuring of debt,
 net of applicable income taxes of $0                       --              --              --          26,479
                                                  -------------------------------------------------------------

Net income                                        $    348,607    $    102,578    $    606,301    $     77,927
                                                  =============================================================

Net income per share-Basic:
  Net income before extraordinary item            $       0.02    $       0.01    $       0.03    $       0.00
  Extraordinary item, net                                   --              --              --            0.00
                                                  -------------------------------------------------------------
  Net income                                      $       0.02    $       0.01    $       0.03    $       0.00
                                                  =============================================================
Net income per share-Diluted:
  Net income before extraordinary item            $       0.02    $       0.00    $       0.03    $       0.00
  Extraordinary item, net                                   --              --              --            0.00
                                                  -------------------------------------------------------------
  Net income                                      $       0.02    $       0.00    $       0.03    $       0.00
                                                  =============================================================

Shares used in per share calculation-Basic          17,850,313      17,350,313      17,850,313      16,016,980
Shares used in per share calculation-Diluted        21,706,001      22,738,013      21,696,712      19,010,147

See Notes to Interim Unaudited Consolidated Financial Statements


EYE DYNAMICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For Nine Months ended September 30,                                      2003          2002
----------------------------------------------------------------------------------------------
Cash Flow From Operating Activities:
  Net income                                                           $ 606,301    $  77,927
  Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
    Depreciation                                                             306        1,108
    Noncash expenses                                                          --      149,557
    Extraordinary gain on debt restructuring                                  --      (26,479)
    (Increase) in:
     Accounts receivable                                                 (42,139)     (98,017)
     Inventory                                                           (31,884)      (3,996)
     Prepaids and other assets                                           (19,962)     (19,713)
    Increase (decrease) in:
     Accounts payable and accrued expenses                                17,301          993
     Contingent liabilities                                              (13,271)     (75,000)
     Accrued interest                                                    (74,602)     (12,757)
                                                                       -----------------------
 CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES                   442,050       (6,377)
                                                                       -----------------------

Cash Flow From Investing Activities:
  Purchase of property and equipment                                      (1,113)          --
  Employee loans and advances                                               (407)       3,452
                                                                       -----------------------
 CASH FLOWS PROVIDED BY (USED IN )INVESTING ACTIVITIES                    (1,520)       3,452
                                                                       -----------------------

Cash Flow From Financing Activities:
  Advance from (repayments on)  line of credit                                --       (1,458)
  Net proceeds from (repayments on) notes payable to shareholder             --      (15,000)
  Net proceeds from (repayments on) other notes payable                  (74,617)      39,750
                                                                       -----------------------
 CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES                   (74,617)      23,292
                                                                       -----------------------

   NET INCREASE IN CASH                                                  365,913       20,367

Cash balance at beginning of period                                      177,668       23,623
                                                                       -----------------------

CASH BALANCE AT END OF PERIOD                                          $ 543,581    $  43,990
                                                                       =======================

Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                                        $  78,889    $  23,459
  Taxes Paid                                                              39,242        1,600

Supplemental Schedules of Noncash Investing and Financing Activities
  Issuing common stock for:
    Services                                                           $      --    $   9,000
    Reduction of liability                                                    --       10,000
    Restructuring of debt                                                     --      100,000


See Notes to Interim Unaudited Consolidated Financial Statements

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

A summary of significant accounting policies follows:

PRESENTATION OF INTERIM INFORMATION: The financial information at September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

         The results for the three and nine months ended September 30, 2003 may not be indicative of results for the year ending December 31, 2003 or any future periods.

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

NET INCOME PER SHARE: Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares plus the dilutive effect of outstanding warrants and shares issuable under convertible debt, using the treasury stock method. Options and warrants that are antidilutive because their average exercise price exceeded the average market price of the Company's common stock for the period approximated 200,000 and 350,000 for the three and nine months ended September 30, 2003 and 2002, respectively.

NOTE 2 - WIND DOWN OF SUBSIDIARY

On September 15, 2003, the Board of Directors approved the winding down Oculokinetics, Inc., a wholly-owned subsidiary, which was inactive and had no assets or liabilities as of that date. Management believes that the wind down of the subsidiary has no material effect on the Company's financial position, results of operations and cash flows.

NOTE 3 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

                                                             Three Months ended          Nine Months Ended
                                                                September 30,               September 30,
                                                             2003           2002         2003           2002
                                                          -----------   -----------   -----------   -----------
Numerator:
  Net Income                                              $   348,607   $   102,578   $   606,301   $    77,927
                                                          -----------   -----------   -----------   -----------
Denominator:
  Weighted average of common shares                        17,850,313    17,350,313    17,850,313    16,016,980
  Diluted effect of convertible debt and stock warrants     3,855,688     5,387,700     3,846,399     2,993,167
                                                          -----------   -----------   -----------   -----------
  Diluted weighted average common shares outstanding       21,706,001    22,738,013    21,696,712    19,010,117

Basic net income per share                                $      0.02   $      0.01   $      0.03   $      0.00
Diluted net income per share                              $      0.02   $      0.00   $      0.03   $      0.00

The net income amount for nine months ended September 30, 2002 included an after-tax amount of $26,479, which relates primarily to an extraordinary gain from restructuring of debt. Excluding the effects of these transactions, the basic and diluted income per share would have been the same.

NOTE 4 - PRIOR PERIOD ADJUSTMENT

An understatement of 2002 reported Income Tax Payable of $12,699 was discovered during the second quarter of 2003. The Company charged this error to the current quarter's operations and did not restate the 2002 financial statements. Management believes that the adjustment did not have a material effect on the Company's financial position, results of operations and cash flows.

NOTE 5 - MAJOR CUSTOMER

During the three months ended September 30, 2003 and 2002, the Company's private label distributor accounted for $643,132 and $342,538, or 58.4% and 66.1%, of total revenues, respectively.

During the nine months ended September 30, 2003 and 2002, the Company's private label distributor accounted for $1,376,347 and $712,838, or 56.4% and 68.0%, of total revenues, respectively.

NOTE 6 - LETTER AGREEMENT

On July 11, 2002, the Company entered into a letter agreement with HRL Laboratories, LLC (HRL) to develop a robust iris eye tracking algorithm and image capture plus DSP architecture. As consideration for HRL's research and development, the Company is to issue to HRL (1) 300,000 shares of the Company's restricted common stock as initial compensation for execution of the first phase of the research and development project at date of agreement; (2) 300,000 additional shares upon the demonstration of the iris tracking algorithm; and (3) up to 200,000 additional shares prorated by solution cost at a maximum of 1,000 shares per unit cost. The maximum number of shares to be issued to HRL is 800,000 shares.

The Company will own all intellectual property developed under the project and HRL will have a royalty-free license throughout the universe to use such intellectual property.

HRL will also be given a non-voting seat on the Company's Board of Directors, to be filled by an individual selected in HRL's sole discretion.

All 800,000 shares have been issued in 2002, and the total cost of $28,000 was charged to operations. Of these shares, 300,000 shares were issued during the third quarter of 2002, and $9,000 was allocated and charged to the third quarter.

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

NOTE 8 - GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company's businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company's use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of September 30, 2003.

In general, the Company offers a one-year warranty for most of the products it sold. To date, the Company has not incurred any material costs associated with these warranties.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002

         Revenues from the sale of medical products during the third quarter were $1,101,000, representing an increase of 211% over the third quarter of 2002. This is the fifth quarter in succession where the sales are a minimum of two times the quarter of the prior year and is a reflection of the steady growth of the company. The increase is largely due to the success of the private label sales program for the Company's Video ENG Systems. Sales of the Company's own branded ENG products also increased substantially in the quarter, and for the year to date. The private label portion of our business accounted for 58% of revenues for the quarter, as opposed to 66% of revenues during the same quarter of 2002, and reflects the increase in Eye Dynamics brand product sales. The market increase in the ENT segment of the medical market is not substantial, but the neurology and mobile diagnostic testing continues to be successful.

         Gross profit for the quarter was 53%, a significant improvement over the 43% gross profit in the previous quarter, which reflected extraordinary selling expenses. The Company's goal is to maintain a gross profit of at least 50% for each quarter and year to date. The Company is making efforts to contain expenses and to reduce product costs in order to achieve the gross profit percent goal.

         Primarily as a result of the sales increase of 211% for the quarter, a net income (before taxes) of $381,780 was achieved, compared to $102,578 in the third quarter of 2002. This represents improved profitability for the Company for five successive quarters. After-tax net income for the quarter was $348,607, which includes provision for income taxes of $33,173.

         Year to date net profit after taxes of $606,301 compares to $77,927 for the same period of 2002. This improvement is principally attributable to the substantial increase in revenues during 2003.

         The Company incurred California state income taxes because the California Franchise Tax Board placed a moratorium on the use of tax loss carryovers for the years 2002 and 2003. Therefore, even though the Company has substantial tax loss carryovers from prior years, it was unable to use these to offset state income taxes in 2002 and 2003. Federal tax loss carryovers are not affected and therefore, the Company is not required to accrue federal income taxes for 2003.

         LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents as of September 30, 2003 of $543,581 allows for payment of all outstanding invoices and our single note payment on a current basis. Accounts payable are current and the Company has not borrowed against credit lines.

         Inventory of $187,000 at September 30, 2003 includes $25,000 of SafetyScope Impairment Detection Device items, which are not currently being actively marketed, but are used as production samples and demonstrators for capital-raising activities related to that business. The inventory balance of $162,000 represents less than one month of consumption, and is relatively balanced in content.

         Accounts receivable of $229,000 represents less than 20 days accounts receivable aging, which is favorable as the Company's private label customer generally makes payment within the net 15 days term of sale. Other customers are utilizing leasing and credit cards with more frequency, providing for very quick collection of receivables.

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

         Sales prospects for the balance of 2003 are encouraging, as evidenced by October revenues in the order of $300,000, which is our monthly target.

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

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any pending legal proceedings.

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

Date:  November 7, 2003

                                             By: /s/ Charles E. Phillips
                                                 -------------------------------
                                                 Charles E. Phillips, President