Form 10KSB
period 2003-12-31
EYE DYNAMICS INC
filed 2004-03-22
CIK 1097575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(X) Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2003

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

State issuer's revenues for its most recent fiscal year:   $3,238,284
                                                           ----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as a specified date within the past 60 days: $7,492,304
      ---------------------------------------------------------------------

The number of shares outstanding of the issuer's common stock as of February 29,2004 was 17,883,081.

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

         The computer-based system, with proprietary Eye Position Interface Controller, "locks" on to the pupils and independently tracks the horizontal and vertical movements of each eye. The nystagmus is displayed in real time, saved, analyzed and printed. The four channel system comes with a 12" Quad/Video Monitor that displays both eyes on a single video screen.

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

         An employee looks into the SafetyScope and focuses on a moving beam of light. A video camera records the action, and software analyzes eye movement (smooth or jerky) and pupil reaction (small or large) and renders a determination on whether there is impairment. In just ninety seconds, the SafetyScope tests the human eye for the purpose of evaluating an individual for impairment, by measuring twenty parameters of eye movement and pupil change, relating to the position and reaction time of the eye and the size of pupil. The SafetyScope reports the result of the test instantly with a "Pass" or "Fail" result. The system does not require bodily fluids such as blood or urine. SafetyScope offers users major advantages over traditional drug tests, in that the system can detect on-the-spot impairment and results are immediate. Designed for workplace testing, it can be utilized in a random testing or regular scheduled testing environment. Traditional drug tests can take days to complete, which is too late for detecting a problem the day it occurs.

         SafetyScope can be an important component for evaluating an employee for job safety, particularly those jobs in life-dependent occupations, such as airline pilots, bus drivers, train engineers, firefighters, medical personnel, construction workers and law enforcement personnel, among others. Companies and government agencies around the world are evaluating this cost-effective technology to replace traditional drug tests that require body fluids and are much more expensive to conduct.

         Even in healthy subjects the eyeball exhibits rapid, involuntary, oscillatory movements, a phenomenon called nystagmus. But, as the subject's brain function becomes increasingly impaired these movements become more and more erratic. The SafetyScope uses an algorithm developed through thousands of trials with hundreds of people under the influence of alcohol, heroin, marijuana, and cocaine. The trials compared their current reading with a baseline reading taken prior to being dosed with the substance.

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

MARKETING

         MEDICAL PRODUCTS. Marketing of the Infrared/Video ENG System is conducted through a network of independently owned special instrument dealers ..These independently owned businesses are distributors of not only the IR/Video ENG System, but of a variety of allied and related products for the audiometric and otolaryngology ("ENT") markets. These distributors are across the United States and operate in territories that are assigned both exclusively and non-exclusively to them by the Company. In addition, there are several foreign distributors that are merchandising the product in countries such as India, Egypt, Hungary, Turkey, Thailand, Taiwan and Korea. The Company is not yet selling in the European Community countries due to lack of the "CE" mark of approval that must be obtained prior to marketing in those countries.

         The Company has also supplied a modified version of the Infrared/Video ENG System to a distributor on a private label basis. These private label sales have represented a significant portion of sales of the product. Sales to this private label distributor accounted for 46% of the total sales for the year 2003.

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

         The Company contemplates that new versions of the ENG product will be marketed through an arrangement with MedTrak Technologies, our private label distributor. It will market new "Eye Dynamics" branded products to an expanded array of medical specialty markets. The Company intends to appoint MedTrak as "Master Distributor" of these products.

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

COMPETITION

         MEDICAL PRODUCTS. The principal competitors in the medical market making ENG testing equipment are Micromedical Technologies, Inc., ICS Medical Corporation and Intercoustics. Since the Company's ENG product was introduced in 1994, competitors have developed similar video-based ENG goggle products. As a result, the market has become very competitive and subject to pricing pressures. As a consequence, the Company has reduced prices, with an adverse effect on overall gross margins. To combat this competitive pressure the Company has reduced manufacturing costs in an effort to offset the gross margin loss. Also, the gross profit on sales to the private label distributor is less than sales of our own branded products. However, the increase in sales volume has more than offset the gross profit percent reduction.

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

         The SafetyScope also competes with drug and alcohol abuse test kits and devices, which principally rely on collection and testing of urine samples. In addition, certain drug and alcohol abuse tests now being developed will test saliva and/or hair for evidence of the presence of certain drugs or alcohol.
The principal advantages of the SafetyScope over others tests are the immediacy of results and the non-invasive nature of the procedure. The Company believes that the potential for safety improvement that the SafetyScope will provide for life-dependent professions, such as airline pilots, bus drivers and train engineers, will make the system a very important breakthrough for public safety in these fields.

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

EMPLOYEES

         The Company employs five employees full time, including its President, a development engineer, a marketing manager and technical support person. Other part time consulting and commissioned personnel are also utilized. The Company's employees are not parties to any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

ITEM 2.   DESCRIPTION OF PROPERTY

         The Company's offices are in leased space in an industrial complex in Torrance, California. The offices occupy 1620 square feet and the lease expires on January 31, 2006. The current monthly lease payment is $1,629.

ITEM 3.   LEGAL PROCEEDINGS

         Inapplicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Inapplicable

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The following table sets forth the quarterly high and low closing prices for the Common Stock, as reported on the OTC Bulletin Board, during the 2003 fiscal year.

                                             LOW               HIGH
                                             ---               ----

               2003
          ---------------
          First Quarter                     $.045             $.11
          Second Quarter                     .05               .35
          Third Quarter                      .14               .25
          Fourth Quarter                     .205              .75

              2002
          ---------------
          First Quarter                      .05              .05
          Second Quarter                     .05              .06
          Third Quarter                      .03              .03
          Fourth Quarter                     .08              .10

         The Company's common stock is traded on the OTC Bulletin Board under the symbol "EYDY". As of December 31, 2003, the Company's Common Stock was held of record by approximately 110 holders. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners.

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

         The Company has invested substantial funds in the last several years developing and validating its products. The Company is successfully producing and marketing the Infrared/Video ENG System; however, since this is a niche product in a relatively mature market, potential revenue growth from this product line is limited. To date, sales of this product have constituted a substantial portion of the Company's revenues. The development of new markets for these products is the principal factor in the growth that the Company achieved during 2003.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002.

         Revenues from sales of products increased by 79%, from $1,808,341 in 2002 to $3,238,282 in 2003. This increase is largely due to the success of our private label program for Video ENG Systems. The overall market for traditional ENG products is still flat, with limited growth. The majority of sales represent replacements of older equipment, as opposed to sales to new medical practices. Our increased sales have principally come from the successful development of new markets for the ENG products, such as mobile diagnostic services. Also, our private label distributor has developed specialty applications for ENG equipment, such as its "Balance and Fall Prevention" program. Our private label distributor accounted for approximately 61% of our sales revenues in 2002, but in 2003 accounted for only 53% of revenues. This is an indicator that our Eye Dynamics brand of ENG products increased over 100% from the 2002 level of sales. This success is due not only to activities by our private label distributor in aggressive marketing and developing new market segments, but also to the expanded market activity for the Eye Dynamics branded products.

         Gross profit percentage remained steady in 2003, at 52%, the same as in 2002. However, total revenues during 2003 were 79% greater than revenues during 2002, so gross profits are substantially higher, and contribute to net profits for the Company. Gross profit in 2003 was $1,668,726 compared to $932,263 in 2002.

         Inventory turnover ratio in 2003 was approximately 6:1, compared to 5.5:1 in 2002. This is a reflection of the increase in business in the second half of the year. Inventory is currently in line to achieve a turnover ratio of 5:1 for 2004.

         Collection of accounts receivables has been very good, with only minimal slow paying accounts. Our private label account ordinarily pays invoices within fifteen days of the invoice date. Bad debt write off for 2003 was $1,769.

         Product development is limited due to resources available and is concentrated on software and current product improvements that will make the existing products more competitive and desirable.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2003, the Company had an accumulated deficit of approximately $2,634,886. As of that date, the Company had $700,344 in cash, approximately $131,420 in net accounts receivable, and $319,953 in inventory. Also, the Company had $201,847 of current liabilities, consisting of accounts payable, accrued interest, and the current portion of notes payable. Long term liabilities consist solely of a note balance of $325,137, which has a 60 month payment schedule for full amortization. Payments on this note commenced in February 2003 and continue monthly thereafter.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures. The Company's chief executive and financial officer, after evaluating the effectiveness of its disclosure controls and procedures as of the end of the year covered by this report (the "Evaluation Date"), as required by Exchange Act Rule 13a-15,concluded that the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company is accumulated and would be made known to him by others within the Company as appropriate to allow timely decisions regarding required disclosures.

         Changes in Internal Controls. There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter and year ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

         Limitations on the Effectiveness of Controls. The Company's management believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company will be detected.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The directors and executive officers of the Company are as follows:

                                                                                    DIRECTOR
         NAME                AGE               POSITION                              SINCE
         ----                ---               --------                           -----------
Charles E. Phillips          68       President, Treasurer & Director                  1991

Ronald A. Waldorf            55       Vice President, Secretary & Director             1991

Arnold D. Kay                68       Director                                         1999

Barbara J. Mauch             58       Chief Product Development Engineer               ----

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

         Mr. Waldorf earned an M.S. in from the Department of Physiology of the College of Medicine, University of Florida, in 1972.

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

         Ms. Mauch earned a B.S. in Mathematics from Northern Colorado University in 1971 and completed the Master's program in computer science at UCLA.

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

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth certain compensation awarded or paid by the Company to its Named Executive Officers and others during the fiscal years ended December 31, 2003, 2002 and 2001.

                                     SUMMARY COMPENSATION TABLE

                                                                                  LONG-TERM COMPENSATION
                                                                  -----------------------------------------------------
                                       ANNUAL COMPENSATION            AWARDS             PAYOUTS
                            ------------------------------------  ------------------------------------
                                                                   RESTRICTED                   LTIP
NAME AND                             SALARY     BONUS     OTHER   STOCK AWARDS     OPTIONS     PAYOUTS     ALL OTHER
PRINCIPAL POSITION          YEAR       $          $         $         $                #          $        COMPENSATION
------------------          ----     ------     -----     -----     ------         -------     -------     ------------
Charles E. Phillips         2003     97,500     0          0         0                   0        0           0
                            2002     76,000     0          0         0                   0        0           0
                            2001     72,000     0          0         0                   0        0           0

Ronald A. Waldorf           2003          0     0          0         0                   0        0           0
                            2002          0     0          0         0                   0        0           0
                            2001      7,500     0          0         0                   0        0           0

Barbara J. Mauch            2003     67,500     0          0         0                   0        0           0
                            2002     56,000     0          0         0                   0        0           0
                            2001     54,000     0          0         0                   0        0           0


There were no options granted in 2003. There were no options exercised during 2003.

         The following table sets forth certain information concerning options outstanding at December 31, 2003:


                                                          Number of         Value of Unexercised
                          Shares                         Unexercised             In-the-money
                        Acquired on      Value            Options at              Options at
                         Exercise       Realized      December 31, 2003*      December 31, 2003*
                        ----------      --------      ------------------      ------------------
Name
----
Charles E. Phillips          0             0                     0                       0

Ronald Waldorf               0             0                     0                       0

Arnold Kay                   0             0                     0                       0

Barbara J. Mauch             0             0                     0                       0

---------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth information regarding the beneficial ownership of the Common Stock of the Company as of December 31, 2003, by (i) each person known by the Company to beneficially own 5% or more of the outstanding Common Stock of the Company; (ii) each of the Company's directors;
(iii) the Named Executive Officers identified in the Summary Compensation Table; and (iv) all directors and Named Executive Officers of the Company as a group.

Name & Address                      Number of Shares            Percentage Owned
--------------                      ----------------            ----------------
Charles E. Phillips
2301 W. 205th St., #102              2,105,489                        11.8
Torrance, CA 90501

Ronald A. Waldorf
2301 W. 205th St., #102              1,633,100                         9.0
Torrance, CA 90501

Barbara J. Mauch                     1,382,544                         7.8
2301 W. 205th St., #102
Torrance, CA 90501

Arnold D. Kay                           63,128                         0.4
2301 W. 205th St., #102
Torrance, CA 90501

TESA Corporation                     2,500,000                        14.0
961 North Rice
Oxnard, CA 93030

All directors and executive
officers as a group                  7,684,261                        43.0
(5 persons)

-----------------------
          Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Shares of Common Stock subject to securities currently convertible, or convertible within 60 days after December 31, 2003, are deemed to be outstanding in calculating the percentage ownership of a person or group but are not deemed to be outstanding as to any other person or group.

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

3(ii)*    Bylaws

10.1*     Employment Agreement, dated April 1, 1989 with Charles E. Phillips

10.2*     Employment Agreement, dated December 1, 1989 with Barbara J. Mauch

10.3*     Exclusive Licensing Agreement, dated November 1, 1989 with Ronald A.
          Waldorf

10.4**    Agreement, dated March 19, 2001 between the Company and Medtrak, Inc.


10.4*** Standard Multi-Tenant Commercial Industrial Lease-Gross, dated January 9, 2003, between the Company and AMB Property, L.P.

10.6*** Technology Development Agreement, dated November 18, 2002, between the Company and HRL Laboratories, LLC

10.7*** Registration Rights Agreement, dated November 18, 2002, between the Company and HRL Laboratories, LLC

* Incorporated by reference from Amendment No. 1 to the Registration Statement on Form 10-SB, filed on December 13, 1999.

** Incorporated by reference from Report on Form 10-K for the year ended December 31, 2000, filed on April 16, 2001.

*** Incorporated by reference from Report on Form 10-KSB for the year ended December 31, 2002, filed on April 9, 2003.

  (B) Reports on Form 8-K

         None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by Spector & Wong, LLP, its independent certified accountants, for professional services rendered for the fiscal years ended December 31, 2003 and 2002:

Fee Category               Fiscal 2003 Fees       Fiscal 2002 Fees
-------------              ----------------       -----------------

Audit Fees                     $6,600                  $6,000

Audit-Related Fees              7,200                   6,600

Tax Fees                        1,200                   1,200

All Other Fees                    -0-                     -0-

Total Fees                    $15,000                 $13,800

         Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Spector & Wong in connection with statutory and regulatory filings or engagements.

         Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2003 or 2002.

         Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

         All Other Fees. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2003 or 2002.

         POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

         The Company has no audit committee. The Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval would generally be provided for up to one year and any pre-approval would be detailed as to the particular service or category of services, and would be subject to a specific budget. The independent auditors and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eye Dynamics, Inc.

                                             By: /s/ Charles E. Phillips
                                             -----------------------------------
Date:  March 22, 2004                          Charles E. Phillips, President
                                               and Chief Financial Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons On behalf of the Registrant and in the capacities and on the dates indicated:

Signature                      Title                          Date
---------                      -----                          ----

/s/ Charles E. Phillips         President, Chief Financial     March 22, 2004
        Charles E. Phillips         Officer and a Director

/s/ Ronald A. Waldorf           Chairman and a Director        March 22, 2004
        Ronald A. Waldorf

/s/ Arnold Kay                  Director                       March 22, 2004
       Arnold Kay

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

To the Board of Directors and stockholders of Eye Dynamics, Inc.

         We have audited the accompanying consolidated balance sheet of Eye Dynamics, Inc. and its subsidiary, as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eye Dynamics, Inc. and its subsidiary as of December 31, 2003, and the consolidated results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States.

/s/ Spector & Wong, LLP
Pasadena, California
March 8, 2004

EYE DYNAMICS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2003
--------------------------------------------------------------------------------

                                   ASSETS
Current Assets
  Cash                                                              $   700,344
  Accounts receivable                                                   131,420
  Inventory                                                             319,953
  Prepaid expenses                                                       37,232
                                                                    ------------
    Total Current Assets                                              1,188,949

Property and equipment, net of accumulated depreciation
  of $13,341                                                              1,103

Other Assets                                                            216,999
                                                                    ------------
TOTAL ASSETS                                                        $ 1,407,051
                                                                    ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable & accrued expenses                               $   103,962
  Accrued interest                                                        2,839
  Notes payable, current portion                                         95,046
                                                                    ------------
    Total Current Liabilities                                           201,847

Long-term debt                                                          325,137
                                                                    ------------
    Total Liabilities                                                   526,984

Stockholders' Equity
  Common Stock, $0.001 par value; 50,000,000 shares authorized;
    17,883,081 shares issued and outstanding                             17,883
  Paid-in Capital                                                     3,497,070
  Accumulated Deficit                                                (2,634,886)
                                                                    ------------
    Total stockholders' equity                                          880,067
                                                                    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 1,407,051
                                                                    ============

See notes to consolidated financial statements

EYE DYNAMICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

For years ended December 31,                           2003            2002
--------------------------------------------------------------------------------
Sales
  Products                                         $  3,230,284    $  1,765,091
  Services                                                8,000          43,250
                                                   -------------   -------------
                                                      3,238,284       1,808,341
Cost of Sales
  Products                                            1,567,414         857,663
  Services                                                2,144          18,415
                                                   -------------   -------------
                                                      1,569,558         876,078

  Gross Profit                                        1,668,726         932,263
                                                   -------------   -------------

Operating Expenses
  Selling, General and Administrative Expenses           720,248         715,297
  Provision for Loan Loss                                    --          58,218
                                                   -------------   -------------
                                                        720,248         773,515

  Operating income                                      948,478         158,748
                                                   -------------   -------------

Other Income(Expense)
  Interest and Other Income                                 819           8,148
  Interest and Other Expense                            (17,551)        (40,951)
                                                   -------------   -------------
                                                        (16,732)        (32,803)

Net income before taxes and extraordinary item          931,746         125,945

Provision for Income Taxes (Benefits)                  (111,281)          1,600
                                                   -------------   -------------

Net income before extraordinary item                  1,043,027         124,345

Extraordinary item-gain on restructuring of debt,
 net of applicable income taxes of $0                        --          26,479
                                                   -------------   -------------

Net income                                         $  1,043,027    $    150,824
                                                   =============   =============

Net income per share-basic:
  Net income before extraordinary item             $       0.06    $       0.01
  Extraordinary gain, net                                    --            0.00
                                                   -------------   -------------
  Net income                                       $       0.06    $       0.01
                                                   =============   =============
Net income per share-diluted:
  Net income before extraordinary item             $       0.05    $       0.01
  Extraordinary gain, net                                    --            0.00
                                                   -------------   -------------
  Net income                                       $       0.05    $       0.01
                                                   =============   =============

Shares used in per share calculation-basic           17,853,044      16,441,980
Shares used in per share calculation-Diluted         21,797,759      19,909,065

See notes to consolidated financial statements

EYE DYNAMICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For years ended December 31, 2003 2002

                                                                        Unamortized
                                    Common Stock           Paid-in       Expenses      Accumulated
                                Shares        Amount       Capital    (Contra-Equity)    Deficit          Total
                             ------------  ------------  ------------   ------------   ------------   ------------
Balance at 12/31/01           14,350,313   $    14,350   $ 3,345,936    $  (166,057)   $(3,828,737)   $  (634,508)

Issuance of Stocks for
 R&D expenses                    800,000           800        27,200                                       28,000
 Settlement                      200,000           200         9,800                                       10,000
 Debt restructuring            2,500,000         2,500        97,500                                      100,000

Warrants issued for note
 payment                                                      16,667                                       16,667

Amortization of expenses                                                    166,057                       166,057

Net Income                                                                                 150,824        150,824
                             ------------  ------------  ------------   ------------   ------------   ------------
Balance at 12/31/02           17,850,313        17,850     3,497,103             --     (3,677,913)      (162,960)

Exercise of warrants under
 noncash provision                32,768            33           (33)                                          --

Net Income                                                                               1,043,027      1,043,027
                             ------------  ------------  ------------   ------------   ------------   ------------
Balance at 12/31/03           17,883,081   $    17,883   $ 3,497,070    $        --    $(2,634,886)   $   880,067
                             ============  ============  ============   ============   ============   ============


See notes to consolidated financial statements

EYE DYNAMICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

For years ended December 31,                                               2003          2002
--------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                    $ 1,043,027    $   150,824
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Depreciation                                                               408          1,477
    Deferred tax benefit                                                  (205,436)            --
    Extraordinary Gain, net                                                     --        (26,479)
    Provision for loan loss                                                     --         58,218
    Noncash expenses                                                            --        194,057
    Warrants for Services and Interest                                          --         16,667
    (Increase) Decrease in:
     Accounts Receivable                                                    55,557       (104,399)
     Inventory                                                            (164,786)       (39,649)
     Prepaid and Others                                                    (33,836)       (10,984)
    Increase (Decrease) in:
     Accounts Payable and Accrued Expenses                                  14,556         35,503
     Other Liabilities                                                     (13,271)       (61,729)
     Accrued Interest                                                      (74,051)       (26,225)
                                                                       ------------   ------------
Net cash provided by operating activities                                  622,168        187,281
                                                                       ------------   ------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                        (1,113)            --
  Employee Advances and Receivable                                              --          3,929
                                                                       ------------   ------------
Net cash provided by (used in) investing activities                         (1,113)         3,929
                                                                       ------------   ------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net advance from (repayments on) Line of Credit                               --        (45,248)
  Net Proceeds from (repayments on) Notes Payable                          (98,379)        23,083
  Net Proceeds from (Payments to) Shareholders                                  --        (15,000)
                                                                       ------------   ------------
Net cash (used in) financing activities                                    (98,379)       (37,165)
                                                                       ------------   ------------

NET INCREASE IN CASH                                                       522,676        154,045

CASH BALANCE AT BEGINNING OF YEAR                                          177,668         23,623
                                                                       ------------   ------------

CASH BALANCE AT END OF YEAR                                            $   700,344    $   177,668
                                                                       ============   ============

Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                                        $    78,889    $    49,036
  Taxes Paid                                                           $    66,573    $     1,600

Supplemental Schedules of Noncash Investing and Financing Activities
  Exercise warrant under noncash provision                              $        33    $        --

  Issuing common stock for:
    Reduction of liability                                             $        --    $    10,000
    Restructuring of debt                                                       --        100,000
                                                                       ------------   ------------
                                                                       $        --    $   110,000
                                                                       ============   ============


See notes to consolidated financial statements

EYE DYNAMICS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND CRITICAL ACCOUNTING POLICIES

NATURE OF BUSINESS: Eye Dynamics, Inc. (the "Company') designs, develops, produces and markets diagnostic equipment that measures, tracks and records human eye movements, utilizing the Company's proprietary technology and computer software. The products perform separate, but related, functions and target two separate markets. First, the Company markets a neurological diagnostic product that tracks and measures eye movements during a series of standardized tests, as an aid in diagnosing problems of the vestibular (balance) system and other balance disorders. Second, the Company's impairment detection devices target the corporate and criminal justice markets and are designed to test individuals for impaired performance resulting from the influences of alcohol, drugs, illness, stress and other factors that affect eye and pupil performance. The Company is a Nevada corporation formed in 1989.

PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Oculokinetics, Inc, after elimination of all material intercompany accounts and transactions.

         The subsidiary was wound down in 2003 (see Note 7). The subsidiary had no operations in both years of 2003 and 2002. All revenue is derived from the Company.

USE OF ESTIMATES: The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

REVENUE RECOGNITION: The Company is subcontracting the manufacturing of the medical diagnostic equipments and products. Manufacturing operations consist of assembly, test, and packaging functions. Sales of product and equipment are recognized when both title and risk of loss transfers to the customer (usually it is the date of shipment), provided that no significant obligations remain and collectibility is reasonably assured. No provisions were established for estimated product returns and allowances based on the Company's historical experience.

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

BAD DEBTS: Management has elected to record bad debts using the direct write-off method. U.S. GAAP requires that the allowance method be used to reflect bad debts. However, the effect of the direct write-off method is not materially difference from the results that would have been obtained had the allowance method been followed. Bad debt expense for years ended December 31, 2003 and 2002 was $1,769 and $971, respectively.

EYE DYNAMICS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

STOCK-BASED COMPENSATION: SFAS No. 148. "Accounting for Stock-Based Compensation
- Transition and Disclosure, an Amendment of FASB Statement No. 123," amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

         The Company accounts for equity-based instruments issued or granted to employees using the intrinsic method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value method, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's Consolidated Statements of Operations.

         The Company is required under SFAS 123 to disclose pro forma information regarding option grants to its employees based on specified valuation techniques that produce estimated compensation charges. The pro forma information is as follows:

          Net income - as reported                    $ 1,043,027   $   150,824
          Pro forma compensation expense                       --         9,250
                                                      ------------  ------------
          Pro forma net income                        $ 1,043,027   $   141,574
                                                      ============  ============

          Basic earnings per share:
               As reported                            $      0.06   $      0.01
               Pro forma                              $      0.06   $      0.01

          Diluted earnings per share:
               As reported                            $      0.05   $      0.01
               Pro forma                              $      0.05   $      0.01

EYE DYNAMICS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND CRITICAL ACCOUNTING POLICIES (CONTINUED)

         The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, in management's opinion, the existing valuation models do not provide a reliable measure of the fair value of the Company's employee stock options. (For additional information regarding this pro forma information, see Note to the Consolidated Financial Statements.)

         The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the EITF Issue No. 00-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS No. 123 states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Under the guidance in Issue 00-18, the measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

EARNINGS PER SHARE: Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock warrants and shares issuable under convertible debt, using the treasury stock method.

Other Significant Accounting Policies:

CASH EQUIVALENTS: For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

         The Company maintains its cash in one financial institution. The bank account, at times, exceeded federally insured limits of $100,000. The Company has not experienced any losses on such account.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of the financial instruments have been estimated by management to approximate fair value.

INVENTORIES: Costs incurred for materials, technology and shipping are capitalized as inventories and charged to cost of sales when revenue is recognized. Inventories consist of finished goods and are stated at the lower of cost or market, using the first-in, first-out method.

PROPERTY AND EQUIPMENT: Property and Equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the following estimated useful lives of the assets: 5 to 7 years for computer and office equipment, and 7 years for furniture and fixtures. Depreciation expense was $408 and $1,477 for 2003 and 2002, respectively.

INCOME TAXES: Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

EYE DYNAMICS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND CRITICAL ACCOUNTING POLICIES (CONTINUED)

ADVERTISING COSTS: All advertising costs are expensed as incurred. Advertising expenses were $40 and $1,516 for 2003 and 2002, respectively.

SHIPPING AND HANDLING COSTS: The Company historically has included inbound shipping charges in cost of sales and classified outbound shipping charges as operating expenses. For the years ended December 31, 2003 and 2002, the outbound shipping charges included in operating expenses were $75,203 and $46,197, respectively.

DERIVATIVES: In June 1998, Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, which was issued in June 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. The Company currently does not use derivative financial products for hedging or speculative purposes and as a result, does not anticipate any impact on the Company's financial statements.

RECLASSIFICATION: Certain reclassifications have been made to the 2002 consolidated financial statements to conform with the 2003 consolidated financial statement presentation. Such reclassification had no effect on net loss as previously reported.

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

         In April 2003, the FASB issued Statement of SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an "underlying" to conform it to the language used in FASB Interpretation No. 45, "Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and amends certain other existing pronouncements. The Company does not have any derivative financial instruments. The Company does not anticipate that the adoption of SFAS No. 149 will have an impact on its consolidated balance sheets or statements of operations and cash flows.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have an effect on its consolidated financial position or results of operations. However, if the Company enters into any such arrangement with a variable interest entity in the future, its consolidated financial position or results of operations may be adversely impacted.

EYE DYNAMICS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

At December 31,                                            2003         2002
--------------------------------------------------------------------------------
Property and equipment, net
  Furniture and Fixtures                                $    1,113   $    1,432
  Equipment                                                 13,331       13,331
--------------------------------------------------------------------------------
                                                            14,444       14,763
  Less: accumulated depreciation                           (13,341)     (14,365)
--------------------------------------------------------------------------------
     Total                                              $    1,103   $      398
================================================================================
Other Assets
  Deferred tax assets                                   $  205,436   $       --
  Deposits                                                  11,563       11,511
--------------------------------------------------------------------------------
     Total                                              $  216,999   $   11,511
================================================================================
Accounts payable and accrued expenses
  Accounts payable                                      $   35,335   $   33,086
  Commission payable                                            --       47,638
  Sales tax payable                                         20,065        9,456
  Income tax payable                                        40,251           --
  Other                                                      8,311         (774)
--------------------------------------------------------------------------------
     Total                                              $  103,962   $   89,406
================================================================================

NOTE 4 - LINE OF CREDIT

         The Company has an operating line of credit with Wells Fargo Bank of $65,000, with interest payable at the bank's prime rate plus 2.75% (8% at December 31, 2003). This line of credit is payable on demand and is personally guaranteed by the Company's President. The Company did not borrow against this line of credit during 2003 and 2002.

NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:

At December 31,                                            2003         2002
--------------------------------------------------------------------------------
a.) Note Payable to TESA Corp., interest at 7%
    commencing January 1, 2003, due on December
    31, 2007. Collateralized by accounts receivable
    inventory, patents and a licensing agreement
    for impairment testing products                     $  380,183   $  475,229
b.) Note Payable to Others, interest at 7% due and
    payable on December 31, 2007. Convertible into
    2,394,533 shares of common stock                        26,666       26,666
c.) Note Payable to Others, interest at 7% due and
    payable on December 31, 2007. Convertible into
    1,197,267 shares of common stock                        13,334       16,667
--------------------------------------------------------------------------------
                                                           420,183      518,562
Less: Current Maturities                                   (95,046)     (95,046)
--------------------------------------------------------------------------------
     Long-term debt                                     $  325,137   $  423,516
================================================================================

EYE DYNAMICS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - LONG-TERM DEBT (CONTINUED)

         In May 2002, the Company issued two convertible notes payable of $40,000 and $20,000 to fund the cash payment of $60,000 as discussed in Note 6. Both notes carry an interest rate of 7% per annum commencing January 1, 2003. Principal and interest payable are due on December 31, 2007. The notes are convertible into 3,591,800 and 1,795,900 shares of the Company's restricted common stock, respectively. The notes are also callable on or before December 31, 2002 by the Company in the sum of $13,333 and $6,666, respectively. Upon the occurrence of such payments, the balance of the notes shall be convertible into 2,394,533 and 1,197,267 shares, respectively. The Company will also issue 266,667 and 133,333 shares of warrants, respectively, to the holders if such payments are made. The warrants are exercisable at five cents ($0.05) per share and expire on December 31, 2007. To date, the Company had paid $13,334 and $6,666, and issued 266,667 and 66,666 shares of warrants to the note holders, respectively.

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

Debt carrying value:
  Original carrying amount of debt                    $   396,721
  Accrued and unpaid interest balance                     223,987
  Consigned inventory                                      41,000
                                                      ------------  ------------
     Total debt                                                     $   661,708
  Less: fair value of consideration given:
     Cash paid                                            (60,000)
     Common stock issued (2,500,000 shares at
       a fair value of $0.01 per share)                  (100,000)
                                                      ------------
                                                                       (160,000)
                                                                    ------------
Carrying value of debt                                                  501,708

Future cash flows:
  New debt principal                                      400,000
  Interest to be paid on new principal amount              75,229
                                                      ------------
     Total future cash payments required                                475,229
                                                                    ------------
Extraordinary gain recognized                                       $    26,479
                                                                    ============

NOTE 7 - WIND DOWN OF SUBSIDIARY

         On September 15, 2003, the Board of Directors approved to wind down the Company's sole subsidiary, Oculokinetics, Inc., which was inactive and has no asset or liability as of that date. Management believes that the wind down of the subsidiary has no material effect on the Company's financial position, results of operations and cash flows.

EYE DYNAMICS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - WRITE-OFF EMPLOYEE LOAN

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

NOTE 9 - PRIOR PERIOD ADJUSTMENT

         An understatement of 2002 reported Income Tax Payable of $12,699 was discovered during the second quarter of 2003. The Company charged this error to the 2003 operations and did not restate the 2002 financial statements. Management believes that the restatement did not have material effect on the Company's financial position, results of operations and cash flows.

NOTE 10 - NONCASH FINANCING ACTIVITIES

         In 2003, a warrant holder exercised 66,666 of its stock warrants in the Company at the price of $0.32 per share. The warrant holder elected the Net Issue Exercise (noncash) provision of the warrant agreement. As a result, the Company issued 32,768 shares of common stock to the warrant holder without any cash proceeds.

         In 2002, the Company issued 2,500,000 shares of restricted common stock at a fair value of $0.04 per share to restructure a debt (see Note 6), and issued 200,000 shares of restricted common stock to reduce a contingent liability of $10,000 which was accrued in 2001.

NOTE 11 - INCOME TAXES

The provision for income taxes (benefits) consisted of the following:

Years ended                                                2003        2002
================================================================================
Federal:
  Current                                               $    9,118   $       --
  Deferred                                                (125,678)          --
--------------------------------------------------------------------------------
                                                          (116,560)          --
--------------------------------------------------------------------------------
State:
  Current                                                   85,037        1,600
  Deferred                                                 (79,758)          --
--------------------------------------------------------------------------------
                                                             5,279        1,600
--------------------------------------------------------------------------------
     Total                                              $ (111,281)  $    1,600
================================================================================

EYE DYNAMICS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11 - INCOME TAXES (CONTINUED)

The components of the deferred net tax assets are as follows:

At December 31,                                             2003           2002
--------------------------------------------------------------------------------
Net Operating Loss Carryforwards                        $  204,963   $  413,194
Property and equipment                                         473           --
Valuation Allowance                                             --     (413,194)
--------------------------------------------------------------------------------
Net deferred tax assets                                 $  205,436   $       --
================================================================================

         At December 31, 2002, the Company provided a valuation allowance on the deferred tax assets because of uncertainty regarding its ability to utilize its net operating loss carryfowards. As of December 31, 2003, the Company had removed the valuation allowance because it believed it was more likely than not that all deferred tax assets would be realized in the foreseeable future and was reflected as a credit to operations.

         As of December 31, 2003, the Company has net operating loss carryforwards, approximately, of $368,538 and $901,140 to reduce future federal and state taxable income. To the extent not utilized, the federal net operating loss carryforwards will begin to expire in fiscal 2021 and the state net operating loss carryfowards will begin to expire in fiscal 2005.

NOTE 12 - STOCKS OPTIONS AND WARRANTS

STOCK OPTIONS

         The Company had no stock options outstanding as of December 31, 2003. The total outstanding options at December 31, 2002 were 150,000 shares, with an exercise price of $0.15 per share. The options may be exercised no later than three years from the date of issuance. The weighted average fair value of options granted by the Company as of that date was $0.05.

         A summary of the status of the Company's stock option as of December 31, 2003 and 2002, and changes during the years then ended is presented below:

                                            2003                          2002
                                   ------------------------     ------------------------
                                                 Weighted                     Weighted
                                     Number       Average         Number       Average
                                       of        Exercise           of        Exercise
                                     Shares        Price          Shares        Price
                                   -----------  -----------     -----------  -----------
Outstanding at beginning of Year      150,000   $     0.15         150,000   $     0.15
Expired and Cancelled                (150,000)        0.15              --           --
                                   -----------  -----------     -----------  -----------
Outstanding at end of Year                 --   $       --         150,000   $     0.15
                                   ===========  ===========     ===========  ===========
Exercisable at end of Year                 --   $       --         150,000   $     0.15
                                   ===========  ===========     ===========  ===========

         The Company has elected to account for its stock-based compensation under APB Opinion No. 25 an accounting standard under which no related compensation was recognized in 2003 or 2002, the year of the grant; however, the Company has computed for pro forma disclosure purposes, the value of all options granted during the year ended December 31, 2003 and 2002 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 and the weighted average assumptions as follows:

EYE DYNAMICS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12 - STOCKS OPTIONS AND WARRANTS (CONTINUED)

                                                               December 31, 2002
                                                               -----------------
     Weighted average fair value per option granted                $    0.05
     Risk-free interest rate                                            1.75%
     Expected dividend yield                                            0.00%
     Expected lives                                                     0.08
     Expected volatility                                                3.76

STOCK WARRANTS

         As discussed in Note 5, the Company issued a total of 333,333 shares of warrants for early partial repayment of two notes payable. The warrants are exercisable at $0.05 per share and expire through December 31, 2007. At date of issuance, the warrants had a fair value of $0.05 per share and the total cost of $16,666 was charged to interest expense in year 2002.

         A summary of the status of the Company's warrants as of December 31, 2003 and 2002, and changes during the years then ended is presented below:

                                            2003                          2002
                                   ------------------------     ------------------------
                                                 Weighted                     Weighted
                                                 Average                      Average
                                     Number      Exercise         Number      Exercise
                                       of         Price             of          Price
                                    Warrants    Per Share        Warrants     Per Share
                                   -----------  -----------     -----------  -----------
Outstanding at beginning of Year      533,333   $     0.34       2,200,000   $     0.55
Granted                                    --           --         333,333         0.05
Exercised                             (66,666)        0.32
Exercised. Expired and Cancelled     (133,334)        1.07      (2,000,000)        0.63
                                   -----------  -----------     -----------  -----------
Outstanding at end of year            333,333   $     0.05         533,333   $     0.34
                                   ===========  ===========     ===========  ===========
Exercisable at end of year            333,333   $     0.05         533,333   $     0.34
                                   ===========  ===========     ===========  ===========

NOTE 13 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

Years ended December 31,                                2003            2002
                                                    -------------  -------------
Numerator:
  Net income                                        $  1,043,027   $    150,824
--------------------------------------------------------------------------------
Denominator:
  Weighted average of common shares - basic           17,853,044     16,441,980
  Diluted effect of stock warrants                       303,030             --
  Diluted effect of convertible debt                   3,641,685      3,467,085
--------------------------------------------------------------------------------
  Weighted average common shares - diluted           21,797,759      19,909,065
================================================================================
Basic net income per share                          $      0.06    $       0.01
================================================================================
Diluted net income per share                        $      0.05    $       0.01
================================================================================

EYE DYNAMICS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13 - NET INCOME PER SHARE (CONTINUED)

         The net income amount for year ended December 31, 2002 included an after-tax amount of $26,479, which relates primarily to an extraordinary gain from restructuring of debt. Excluding the effects of these transactions, the basic and diluted loss per share would have been the same.

         Approximately, 683,333 shares outstanding stock options and warrants were excluded from the calculation of diluted earnings per share for 2002 because the exercise price of the stock warrants are greater than the average share price of the common stock and, therefore, the effect would have been antidilutive.

NOTE 14 - SEGMENT INFORMATION

         SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the subsidiary did not have any operations in 2003 or 2002, and the Company has only one segment; accordingly, detailed information of the reportable segment is not presented.

NOTE 15 - MAJOR CUSTOMERS

         During year ended December 31, 2003, two major customers accounted for $2,335,240 or 72.1% of total revenues.

                           Special Instrument Dealer 18.9%
                           Private label distributor 53.2%

         During year ended December 31, 2002, the private label distributor accounted for $1,093,779 or 60.5% of total revenues.

NOTE 16 - CONTINGENCIES AND COMMITMENTS

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

EYE DYNAMICS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 16 - CONTINGENCIES AND COMMITMENTS

LEASE COMMITMENTS

         In February 2003, the Company relocated to a larger office facility for $1,571 per month. The new lease commences on February 1, 2003 and expires through January 31, 2006. Rent expense totaled $21,740 and $13,033 for 2003 and 2002, respectively.

         The Company also leases office equipment at $205 per month expiring in October 2008.

As of December 31, 2003, the minimum lease payments under these leases are:

                          Year ended
                         December 31,             Amount
                         ------------           ----------
                             2004               $  21,851
                             2005                  22,428
                             2006                   4,123
                             2007                   2,455
                             2008                   2,046
                                                ----------
                                                $  52,903
                                                ==========

NOTE 17 - GUARANTEES AND PRODUCT WARRANTIES

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

         The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2003.

         In general, the Company offers a one-year warranty for most of the products it sold. To date, the Company has not incurred any material costs associated with these warranties. At December 31, 2003, the Company determined to provide reserves for the estimated costs of product warranties based on its historical experience of known product failure rates, use of materials to repair or replace defective products and service delivery costs incurred in correcting product failures. The estimated costs of its warranty obligations amounted to $8,044 at December 31, 2003.