Form 10QSB
period 2004-03-31
EYE DYNAMICS INC
filed 2004-05-17
CIK 1097575

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004.

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

        The number of shares outstanding of the issuer's common stock as of March 31, 2004 was 17,883,081.

   Transitional Small Business Disclosure Format (check one) ( ) Yes; (X) No.

PART  I.   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                               EYE DYNAMICS, INC.
                                  BALANCE SHEET

                                   ASSETS
Current Assets
  Cash                                                              $   518,413
  Accounts receivable                                                   366,091
  Employee advances                                                       1,781
  Inventory                                                             359,871
  Prepaid expenses                                                       27,405
                                                                    ------------
    Total Current Assets                                              1,273,561

Property and equipment, net of accumulated depreciation
  of $13,398                                                              1,046

Other Assets                                                            219,098
                                                                    ------------

TOTAL ASSETS                                                        $ 1,493,705
                                                                    ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                  $    47,877
  Accrued expenses                                                       28,973
  Notes payable, current portion                                         71,284
                                                                    ------------
    Total Current Liabilities                                           148,134

Long-term debt                                                          325,138
                                                                    ------------

    Total Liabilities                                                   473,272
                                                                    ------------

Stockholders' Equity
  Common stock, $0.001 par value; 50,000,000 shares authorized;
    17,883,081 shares issued and outstanding                             17,883
  Paid-in capital                                                     3,497,069
  Accumulated deficit                                                (2,494,519)
                                                                    ------------
    Total Stockholders' Equity                                        1,020,433
                                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 1,493,705
                                                                    ============

                               EYE DYNAMICS, INC.
                            STATEMENT OF OPERATIONS

For Three Months ended March 31,                   2004                2003
--------------------------------------------------------------------------------
Sales - products                                $    608,876       $    652,608

Cost of sales - products                             292,982            311,968
                                                --------------------------------

  Gross profit                                       315,894            340,640
                                                --------------------------------

Selling, general and administrative Expenses         173,680            181,002
                                                --------------------------------

  Operating income                                   142,214            159,638
                                                --------------------------------

Other Income(Expense)
  Other income                                            60                503
  Interest expense                                    (1,109)            (1,838)
                                                --------------------------------
                                                      (1,049)            (1,335)

Net income before taxes                              141,165            158,303

Provision for income taxes                               800              1,600
                                                --------------------------------

Net income                                      $    140,365       $    156,703
                                                ================================

Net income (loss) per share-basic               $       0.01       $       0.01
                                                ================================
Net income (loss) per share-diluted             $       0.01       $       0.01
                                                ================================

Shares used in per share calculation-basic        17,883,081         17,850,313
Shares used in per share calculation-diluted      21,784,739         21,736,895

                               EYE DYNAMICS, INC.
                            STATEMENT OF CASH FLOWS

For Three Months ended March 31,                        2004             2003
--------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income                                          $ 140,365       $ 156,703
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
    Depreciation                                             57             102
    (Increase) Decrease in:
     Accounts receivable                               (234,671)        (43,252)
     Inventory                                          (39,918)         (8,451)
     Prepaid and other assets                             7,729          (5,363)
    Increase (Decrease) in:
     Accounts payable and accrued expenses              (18,178)        (43,914)
     Other liabilities                                       --         (13,271)
                                                      --------------------------
Net cash provided by (used in )operating activities    (144,616)         42,554
                                                      --------------------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Employee advances                                      (1,781)             --
  Purchase of property and equipment                         --          (1,113)
                                                      --------------------------
Net cash (used in) investing activities                  (1,781)         (1,113)
                                                      --------------------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Repayments on notes payable                           (23,761)        (27,094)
                                                      --------------------------
Net cash (used in) financing activities                 (23,761)        (27,094)
                                                      --------------------------

NET INCREASE (DECREASE) IN CASH                        (170,158)         14,346

CASH BALANCE AT BEGINNING OF PERIOD                     700,344         177,668
                                                      --------------------------

CASH BALANCE AT END OF PERIOD                         $ 530,186       $ 192,014
                                                      =========================

Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                       $      --       $  26,052
  Taxes Paid                                          $  39,750       $      --

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

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

A summary of significant accounting policies follows:

PRESENTATION OF INTERIM INFORMATION: The financial information at March 31, 2004 and for the three months ended March 31, 2004 and 2003 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

The results for the three months ended March 31, 2004 may not be indicative of results for the year ending December 31, 2004 or any future periods.

RECLASSIFICATION: Certain prior period balances have been reclassified to conform to the current period presentation.

NEW ACCOUNTING STANDARDS: In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, "Revenuer Recognition," which codifies, revises and rescinds certain sections of SAB No. 101, "Revenue Recognition," in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company's results of operations, financial positions or cash flows.

NOTE 2 - WIND DOWN OF SUBSIDIARY

On September 15, 2003, the Board of Directors approved to wind down the Company's sole subsidiary, Oculokinetics, Inc., which was inactive and has no asset or liability as of that date.

NOTE 3 - BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

At March 31,
----------------------------------------------------------------------
Property and equipment, net
  Furniture and Fixtures                 $   1,113       $   2,545
  Equipment                                 13,331          13,331
----------------------------------------------------------------------
                                            14,444          15,876
  Less: accumulated depreciation            (13,398)        (14,467)
----------------------------------------------------------------------
    Total                                $   1,046       $   1,409
======================================================================
Other Assets
  Deferred tax assets                    $ 205,436       $      --
  Deposits                                  13,662           8,674
----------------------------------------------------------------------
    Total                                $ 219,098       $   8,674
======================================================================
Accrued expenses
  Commission payable                     $  16,615       $  21,166
  Warranty reserve                           9,071              --
  Accrued interest                           3,539          52,672
  Income tax payable                         1,301           1,600
  Other                                     (1,553)           (425)
----------------------------------------------------------------------
    Total                                $  28,973       $  75,013
======================================================================

NOTE 4 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for three months ended March 31st:


                                                                2004             2003
                                                            ------------     ------------
Basic Earnings per Share:
     New income                                             $   140,365      $   156,703
                                                            ------------     ------------
     Weighted average number of common shares               $17,883,081      $17,850,313
                                                            ------------     ------------
     Basic earnings per common share                        $      0.01      $      0.01
                                                            ============     ============
Diluted Earnings per Share:
     Net income                                             $   140,365      $   156,703
     Add back: Debenture interest                                   700              763
                                                            ------------     ------------
     Adjust net income                                      $   141,065      $   157,466
                                                            ------------     ------------
     Weighted average number of common shares                17,883,081       17,850,313
     Incremental shares from assumed conversion:
       Convertible debt                                        3,591,799        3,791,344
       Stock warrants                                           309,859           95,238
                                                            ------------     ------------
     Adjusted weighted average number of common shares       21,784,739       21,736,895
                                                            ------------     ------------
     Diluted earnings per common share                      $      0.01      $      0.01
                                                            ============     ============

Approximately, 200,000 shares outstanding stock warrants were excluded from the calculation of diluted earnings per share for 2003 because the exercise price of the stock warrants was greater than the average share price of the common stock and, therefore, the effect would have been antidilutive.

NOTE 5 - INCOME TAXES

The Company accounts for income taxes using a balance sheet approach whereby deferred tax assets and liabilities are determined based on the differences in financial reporting and income tax basis of assets and liabilities. The differences are measured using the income tax rate in effect during the year of measurement.

The Company experienced significant net losses in prior fiscal years resulting in a net operating loss carryforward ("NOLC") for federal income tax purposes of approximately $1,531,790 at December 31, 2003. The Company's NOLC will expire through 2021. The Company also has state NOLC of $901,140, which was suspended in years of 2002 and 2003. The state NOLC will expire through 2013.

NOTE 6 - MAJOR CUSTOMERS

During the three months ended March 31, 2004, two major customers accounted for $463,070 or 76.1% of total revenues.

                           Special Instrument Dealer 37.0%
                           Private label distributor 39.1%

During the three months ended March 31, 2003, the private label distributor accounted for $410,764 or 62.9% of total revenues.

NOTE 7 - SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the subsidiary did not have any operations in 2004 or 2003, and the Company has only one segment; accordingly, detailed information of the reportable segment is not presented.

NOTE 8 - MANUFACTURING, SALES, LICENSING, AND SOFTWARE AGREEMENT

On March 22, 2004, the Company entered into an exclusive manufacturing, sales, and licensing and software ownership agreement with its private label distributor ("Distributor"). Under the terms and conditions of the contract, the Distributor agrees to purchase all of its current and future Video ENG products exclusively from the Company. In addition, the Company grants the Distributor the exclusive marketing rights for all of its Video ENG products throughout the United States.

NOTE 9 - GUARANTEES AND PRODUCT WARRANTIES

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of March 31, 2004.

In general, the Company offers a one-year warranty for most of the products it sold. To date, the Company has not incurred any material costs associated with these warranties. The Company provides reserves for the estimated costs of product warranties based on its historical experience of known product failure rates, use of materials to repair or replace defective products and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise with specific products. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

The following table presents the changes in the Company's warranty reserve during the first quarter of 2004:

         Balance of December 31, 2003      $ 8,044
         Provision for warranty              1,509
         Utilization of reserve               (482)
                                           --------
         Balance as of March 31, 2004      $ 9,071
                                           ========

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

         THREE MONTHS ENDING MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

         Revenues from the sale of medical products during the first quarter were $608,976, with a profit after taxes of $140,365. This is a 7% decrease in revenues compared to the same quarter in 2003. Profit after taxes decreased commensurately, but is still 23% of revenues for the quarterly period. Earnings per share of $0.01 is the same as the first quarter of 2003. Slightly lower sales can be attributed to rule changes by Medicare regarding reimbursements for ENG tests, which is always done at the beginning of each year. In addition, a Medicare rule change was made regarding need for increased qualifications of personnel using our products for Video ENG testing. These changes caused many customers to delay their purchases until the Medicare notices are fully clarified.

         The private label portion of our business accounted for 39% of revenues for the quarter, as opposed to 58% of revenues during the same quarter of 2003, and reflects the increase in Eye Dynamics brand product sales. The market increase in the ENT segment of the medical market is not substantial, but the neurology and mobile diagnostic testing continues to be successful.

         Gross profit for the quarter was 51%, the same as in prior quarters. The Company's goal is to maintain a gross profit of at least 50% for each quarter and year to date. The Company is making efforts to contain expenses and to reduce product costs in order to achieve the gross profit percent goal. Principal operating expense increase in first quarter was insurance, product liability, workers compensation and general liability. Product liability insurance was the greatest change, at four times the rate of 2003.

         The Company incurred only the minimum California state income tax because the moratorium on the use of tax loss carryovers for the years 2002 and 2003 expired, and the use of net operating loss carryovers is reinstated. Federal tax loss carryovers were not affected, and because of substantial NOL's, the Company is not required to accrue federal income taxes for 2004.

         An agreement was reached with our private label customer, MedTrak Technologies, Inc. of Scottsdale, Arizona, for MedTrak to purchase all its current and future Video ENG products exclusively from Eye Dynamics. In addition, Eye Dynamics granted MedTrak the exclusive marketing rights for all of its Video ENG products throughout the United States. This agreement enhances the future of the company and consummates an evolving, profitable relationship that has grown over the last six years.

         LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents as of March 31, 2004 of $518,413 allows for payment of all outstanding invoices and our single note payment on a current basis. Accounts payable are current and the Company has not borrowed against credit lines.

         Inventory of $359,871 at March 31, 2004 includes $25,000 of SafetyScope Impairment Detection Device items, which are not currently being actively marketed, but are used as production samples and demonstrators for capital-raising activities related to that business. The inventory balance of $335,000 represents 2.5 months of consumption, and is balanced in content. However, the amount is too high for the volume of sales and is in process of being reduced to an appropriate level. The higher inventory is the result of a tightening of sales and sufficient time has not yet passed to reduce the inventory to an acceptable level.

         Accounts receivable of $366,000 represents almost 60 days accounts receivable aging, which is acceptable, but efforts to reduce it to a 30 day level have shown some progress. The company's private label customer makes payments within the net 15 days term of sale. We are encouraging other customers to utilize leasing and credit cards with more frequency, providing for quicker collection of receivables.

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

         Sales prospects for the rest of the year are encouraging. Customers are now moving forward with purchases that had been delayed earlier in the year.

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

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

       10.8 Exclusive Manufacturing, Sales, Licensing And Software Ownership Agreement, dated March 22, 2004 between the Company and Medtrak, Inc.

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

Date: May 17, 2004

                                             By: /s/ Charles E. Phillips
                                                 -------------------------------
                                                 Charles E. Phillips, President