Form 10QSB
period 2004-06-30
EYE DYNAMICS INC
filed 2004-08-16
CIK 1097575

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004.

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

             The number of shares outstanding of the issuer's common stock as of June 30, 2004 was 17,883,081.

   Transitional Small Business Disclosure Format (check one) ( ) Yes; (X) No.

PART  I.   FINANCIAL INFORMATION

ITEM 1.  Financial Statements


CONSOLIDATED BALANCE SHEET


                                     ASSETS
Current Assets
  Cash                                                              $   737,943
  Accounts receivable                                                   204,182
  Employee advances and receivable, net of
   allowance for loan losses of $58,218                                     200
  Inventory                                                             321,068
  Prepaid expenses and taxes                                             35,163
                                                                    ------------
    Total Current Assets                                              1,298,556

Property and equipment, net of accumulated depreciation
  of $14,455                                                                989

Other Assets                                                            219,098
                                                                    ------------

TOTAL ASSETS                                                        $ 1,518,643
                                                                    ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                  $    29,685
  Accrued expenses                                                       20,208
  Notes payable, current portion                                         55,443
                                                                    ------------
    Total Current Liabilities                                           105,336

Long-term debt and accrued interest                                     325,138
                                                                    ------------

    Total Liabilities                                                   430,474
                                                                    ------------

Stockholders' Equity
  Common Stock, $0.001 par value; 50,000,000 shares authorized;
    17,883,081 shares issued and outstanding                             17,883
  Paid-in Capital                                                     3,497,069
  Accumulated Deficit                                                (2,426,783)
                                                                    ------------
                                                                      1,088,169
                                                                    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 1,518,643
                                                                    ============


CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      For Three Months                For Six Months
                                                       ended June 30,                  ended June 30,
                                               -----------------------------   -----------------------------
                                                    2004           2003             2004            2003
------------------------------------------------------------------------------------------------------------
Sales - Products                               $    456,581    $    688,018    $  1,065,457    $  1,340,626

Cost of Products                                    213,451         386,140         506,433         698,108
------------------------------------------------------------------------------------------------------------

Gross profit                                        243,130         301,878         559,024         642,518

Selling, general and administrative expenses        174,473         161,059         348,153         342,061
------------------------------------------------------------------------------------------------------------

Operating income                                     68,657         140,819         210,871         300,457
------------------------------------------------------------------------------------------------------------

Other income(expenses)
  Interest and other income                              --              29              60             532
  Interest and other expense                           (921)        (14,360)         (2,030)        (16,198)
------------------------------------------------------------------------------------------------------------
                                                       (921)        (14,331)         (1,970)        (15,666)
------------------------------------------------------------------------------------------------------------

Net income before taxes                              67,736         126,488         208,901         284,791

Provision for income taxes                               --          25,496             800          27,096
------------------------------------------------------------------------------------------------------------

Net income                                     $     67,736    $    100,992    $    208,101    $    257,695
============================================================================================================

Net income per share-basic                     $       0.00    $       0.01    $       0.01    $       0.01
============================================================================================================
Net income per share-diluted                   $       0.00    $       0.00    $       0.00    $       0.01
============================================================================================================

Shares used in per share calculation-basic       17,883,081      17,850,313      17,883,081      17,850,313
Shares used in per share calculation-diluted     21,763,168      21,647,240      21,763,168      21,692,067



CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR SIX MONTHS ENDED JUNE 30,                                   2004         2003
------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income                                                 $ 208,101    $ 257,695
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation                                                   114          204
    (Increase) Decrease in:
     Accounts Receivable                                       (72,762)      72,800
     Inventory                                                  (1,115)     (62,129)
     Prepaid and Others                                            (29)     (27,810)
    (Decrease) in:
     Accounts Payable and Accrued Expenses                     (56,908)     (48,623)
     Other Liabilities                                              --      (13,271)
------------------------------------------------------------------------------------
Net cash provided by operating activities                       77,401      178,866
------------------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of Property and Equipment                                --       (1,113)
  Employee loan and advances                                      (200)        (257)
------------------------------------------------------------------------------------
Net cash (used in) investing activities                           (200)      (1,370)
------------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Repayments on Notes Payable                                  (39,602)     (50,856)
------------------------------------------------------------------------------------
Net cash (used in) financing activities                        (39,602)     (50,856)
------------------------------------------------------------------------------------

NET INCREASE IN CASH                                            37,599      126,640

CASH BALANCE AT BEGINNING OF PERIOD                            700,344      177,668
------------------------------------------------------------------------------------

CASH BALANCE AT END OF PERIOD                                $ 737,943    $ 304,308
====================================================================================

Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                              $      --    $  78,889
  Taxes Paid                                                 $  58,555    $      --


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of significant accounting policies follows:

PRESENTATION OF INTERIM INFORMATION: The financial information at June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

The results for the three and six months ended June 30, 2004 may not be indicative of results for the year ending December 31, 2004 or any future periods.

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

NOTE 3 - BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

At June 30,                                               2004          2003
--------------------------------------------------------------------------------
Prepaid expenses and taxes
  Prepaid insurance                                    $   17,387    $       --
  Prepaid income taxes                                     15,760            --
  Other prepaid expenses                                    2,016         8,674
--------------------------------------------------------------------------------
     Total                                             $   35,163    $    8,674
================================================================================
Property and equipment, net
  Furniture and Fixtures                               $    1,113    $    2,545
  Equipment                                                13,331        13,331
--------------------------------------------------------------------------------
                                                           14,444        15,876
  Less: accumulated depreciation                          (13,455)      (14,467)
--------------------------------------------------------------------------------
     Total                                             $      989    $    1,409
================================================================================
Other Assets
  Commission payable                                   $   10,770    $   21,166
  Warranty reserve                                          6,779            --
  Accrued interest                                          4,239        52,672
  Other                                                    (1,580)         (425)
--------------------------------------------------------------------------------
     Total                                             $   20,208    $   73,413
================================================================================

NOTE 4  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

                                                     Three Months ended June 30,  Six Months ended June 30,
                                                          2004          2003          2004          2003
                                                      ------------  ------------  ------------  ------------
Basic earnings per share:
  Net income                                          $    67,736   $   100,992   $   208,801   $   257,695
                                                      ------------  ------------  ------------  ------------
  Weighted average number of common shares             17,833,081    17,850,313    17,883,081    17,850,313
                                                      ============  ============  ============  ============
  Basic earnings per common share                     $      0.00   $      0.01   $      0.01   $      0.01
                                                      ============  ============  ============  ============
Diluted earnings per share:
  Net income                                          $    67,736   $   100,992   $   208,801   $   257,695
  Addback: Debenture interest                                 700           763         1,400         1,526
                                                      ------------  ------------  ------------  ------------
  Adjusted net income                                 $    68,436   $   101,755   $   210,201   $   259,221
                                                      ------------  ------------  ------------  ------------
  Weighted average number of common shares             17,883,081    17,850,313    17,883,081    17,850,313
  Incremental shares from assumed conversion:
    Convertible debt                                    3,591,799     3,591,799     3,591,799     3,691,571
    Stock warrants                                        288,288       205,128       288,288       150,183
                                                      ------------  ------------  ------------  ------------
  Adjusted weighted average number of common shares    21,763,168    21,647,240    21,763,168    21,692,067
                                                      ------------  ------------  ------------  ------------
  Diluted earnings per common share                   $      0.00   $      0.00   $      0.01   $      0.01
                                                      ============  ============  ============  ============

Approximately, 200,000 shares issuable under outstanding stock warrants were excluded from the calculation of diluted earnings per share for 2003 because the exercise price of the stock warrants was greater than the average share price of the common stock and, therefore, the effect would have been antidilutive.

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

NOTE 6 - MAJOR CUSTOMERS

During the three months ended June 30, 2004 and 2003, the private label distributor accounted for $327,659 and $322,451 or 71.8% and 46.9% of total revenues, respectively.

During the six months ended June 30, 2004, two customers accounted for $791,261 or 74.3% of total revenues.

          Special Instrument Dealer 21.2%
          Private label distributor 53.1%

During the six months ended June 30, 2003, the private label distributor accounted for $733,215 or 54.7% of total revenues.

NOTE 7 - SEGMENT INFORMATION

SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the subsidiary did not have any operations in 2003, and the Company has only one segment; accordingly, detailed information of the reportable segment is not presented.

NOTE 8 - MANUFACTURING, SALES, LICENSING, AND SOFTWARE AGREEMENT

On March 22, 2004, the Company entered into an exclusive manufacturing, sales, and licensing and software ownership agreement with its private label distributor (Distributor). Under the terms and conditions of the contract, the Distributor agrees to purchase all of its current and future Video ENG products exclusively from the Company. In addition, the Company grants the Distributor the exclusive marketing rights for all of its Video ENG products throughout the United States.

NOTE 9  GUARANTEES AND PRODUCT WARRANTIES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company's businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company's use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of June 30, 2004.

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

The following table presents the changes in the Company's warranty reserve during the first six months of 2004:

               Balance as of December 31, 2003         $   8,044
               Provision for warranty                      2,609
               Utilization of reserve                     (3,894)
                                                       ----------
               Balance as of June 30, 2004             $   6,779
                                                       ==========

ITEM 2. Management's Discussion and Analysis or Plan of Operation

         PERIOD ENDED JUNE 30, 2004 COMPARED TO PERIOD ENDED JUNE 30, 2003.

         Revenues from the sale of medical products during the second quarter of 2004 totaled $456,581, representing a 34% decrease from revenues during the same quarter of 2003. Net income after taxes of $467,736 during the current quarter decreased commensurately, but still represents 14% of revenues for the period. Revenues for the first half of 2004 were $1,065,457, compared to $1,340,626 for the same period of 2003. After tax income for the six month period was $208,101, compared to $257,695 in 2003. Earnings per share of $0.01 for the first half is the same in 2004 as in 2003.

         Lower sales can be attributed to Medicare's continued scrutiny of reimbursements for ENG tests. This has caused potential new customers to delay or, in come cases, abandon their plans to purchase equipment. Medicare generally requires that only ENT doctors, neurologists or audiologists perform ENG tests in order to be assured of reimbursement. This development has caused much concern within the industry, because many physicians have utilized trained medical technicians to administer the ENG test for years. This issue is being debated and is not yet settled.

         The private label portion of our business accounted for 72% of revenues for the quarter, as opposed to 47% of revenues during the same quarter of 2003. For the six month period, the private label portion of the business represents 53% of total revenues, compared to 55% for the same period in 2003.

         Gross profit for the quarter was 53%, slightly higher than the prior quarter. Year to date gross profit is 52%. The Company's goal is to maintain a gross profit of at least 50% for each period. The Company is working to contain expenses and to reduce product costs in order to achieve the gross profit percent goal. Principal operating expense increases have been in insurance, including product liability, workers compensation and general liability. The cost of product liability insurance was the greatest change, at four times the rate of 2003.

         The Company incurred only the minimum California state income tax because the moratorium on the use of tax loss carryovers for the years 2002 and 2003 expired, and the use of net operating loss carryovers is put back into place. Federal tax loss carryovers were not affected and because of substantial NOL's, the Company is not required to accrue federal income taxes for 2004.


         LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents as of June 30, 2004 of $737,943 allow for payment of all outstanding invoices and our single note payment on a current basis. Accounts payable are current and the Company has not borrowed against credit lines.

         Inventory of $321,068 at June 30, 2004 includes $25,000 of SafetyScope Impairment Detection Device items, which are not currently being actively marketed, but are used as production samples and demonstrators for capital-raising activities related to that business. The inventory balance of $296,000 represents almost 3 months of consumption, and is balanced in content. However, management believes the amount is too high for the volume of sales and is in process of being reduced to an appropriate level. In the second quarter inventory was reduced by 10%, and the Company plans to reduce it even more. The higher inventory is the result of the slowdown in sales and sufficient time has not yet passed to reduce the inventory to an acceptable level.

         Accounts receivable of $204,000 represents less than 60 days accounts receivable aging, which is acceptable, and efforts to reduce it to a 30 day level have shown some progress. At March 31, 2004 the accounts receivable were $366,000, so there has been a substantial reduction. The company's private label customer makes payments within the net 15 days term of sale. We are encouraging other customers to utilize leasing and credit cards with more frequency, providing for quicker collection of receivables.

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

         Sales prospects for the rest of the year are encouraging, but not as robust as 2003. Some buyers are now moving forward with purchases that had been delayed earlier in the year.

Item 3. Controls and Procedures.

         At the end of the period covered by this Form 10-QSB, the Company's management, including the Chief Executive and Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Chief Executive and Financial Officer determined that such controls and procedures are effective to ensure that information relating to the Company required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company's internal controls over financial reporting that were identified during the evaluation that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: August 16, 2004

                  By: /s/ Charles E. Phillips
                      -------------------------------
                      Charles E. Phillips, President and Chief Financial Officer