Form 10QSB
period 2004-09-30
EYE DYNAMICS INC
filed 2004-11-16
CIK 1097575

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004

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

             The number of shares outstanding of the issuer's common stock as of September 30, 2004 was 17,883,081.

   Transitional Small Business Disclosure Format (check one) ( ) Yes; (X) No.

PART  I.   FINANCIAL INFORMATION

ITEM 1.    Financial Statements

EYE DYNAMICS, INC.

BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2004
--------------------------------------------------------------------------------

                               ASSETS
Current Assets
  Cash                                                              $   760,292
  Accounts receivable                                                   173,513
  Employee loans and advances, net of allowance for loan
    loss of $58,218                                                         500
  Inventory                                                             350,137
  Prepaid expenses and taxes                                             29,547
                                                                    ------------
    Total current assets                                              1,313,989

Property and equipment, net of accumulated depreciation
  of $13,512                                                                932

Other assets                                                            218,098
                                                                    ------------

TOTAL ASSETS                                                        $ 1,533,019
                                                                    ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                  $    19,362
  Accrued expenses                                                       12,005
  Notes payable, current portion                                         23,762
                                                                    ------------
    Total current liabilities                                            55,129

Long-term debt and accrued interest                                     330,076
                                                                    ------------

    Total liabilities                                                   385,205
                                                                    ------------

Stockholders' Equity
  Common stock, $0.001 par value; 50,000,000 shares
    authorized; 17,883,081 shares issued and outstanding                 17,883
  Paid-in capital                                                     3,497,069
  Accumulated deficit                                                (2,367,138)
                                                                    ------------
    Total stockholders' equity                                        1,147,814
                                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 1,533,019
                                                                    ============

See Notes to Interim Unaudited Financial Statements

EYE DYNAMICS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

                                             For Three Months                    For Nine Months
                                            ended September 30,                 ended September 30,
                                     -------------------------------     -------------------------------
                                          2004              2003              2004              2003
--------------------------------------------------------------------------------------------------------
Net Sales
  Products                           $    437,421      $  1,095,602      $  1,502,878      $  2,436,228
  Service                                      --             5,500                --             5,500
                                     -------------     -------------     -------------     -------------
                                          437,421         1,101,102         1,502,878         2,441,728
                                     -------------     -------------     -------------     -------------
Cost of Sales
  Products                                206,037           529,334           712,470         1,227,442
  Service                                      --               800                --               800
                                     -------------     -------------     -------------     -------------
                                          206,037           530,134           712,470         1,228,242
                                     -------------     -------------     -------------     -------------

Gross profit                              231,384           570,968           790,408         1,213,486

Selling, general and
  administrative expenses                 180,190           188,541           528,343           530,603
                                     -------------     -------------     -------------     -------------
Operating income                           51,194           382,427           262,065           682,883
                                     -------------     -------------     -------------     -------------
Other income(expenses)
  Interest and other income                 9,240               155             9,300               687
  Interest and other expenses                (789)             (802)           (2,819)          (17,000)
                                     -------------     -------------     -------------     -------------
    Total other income(expenses)            8,451              (647)            6,481           (16,313)
                                     -------------     -------------     -------------     -------------
Net  income before taxes                   59,645           381,780           268,546           666,570

Provision for income taxes                     --            33,173               800            60,269
                                     -------------     -------------     -------------     -------------
Net income                           $     59,645      $    348,607      $    267,746      $    606,301
                                     =============     =============     =============     =============
Net income per share-basic           $       0.00      $       0.02      $       0.01      $       0.03
                                     =============     =============     =============     =============
Net income per share-diluted         $       0.00      $       0.02      $       0.01      $       0.03
                                     =============     =============     =============     =============
Shares used in
  per share calculation-Basic          17,883,081        17,850,313        17,883,081        17,850,313
Shares used in per share
  calculation-Diluted                  21,710,174        21,706,001        21,710,174        21,696,712

See Notes to Interim Unaudited Financial Statements

                                                   2

EYE DYNAMICS, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR NINE MONTHS ENDED SEPTEMBER 30,                       2004           2003
--------------------------------------------------------------------------------
Cash Flow From Operating Activities:
 Net income                                           $ 267,746       $ 606,301
 Adjustments to reconcile net income
   to net cash provided by
   (used in) operating activities:
    Depreciation                                            171             306
    (Increase) Decrease in:
    Accounts receivable                                 (42,093)        (42,139)
    Inventory                                           (30,184)        (31,884)
    Prepaids and other assets                             6,587         (19,962)
    Increase (decrease) in:
    Accounts payable and accrued expenses               (72,595)         17,301
    Contingent liabilities                                   --         (13,271)
    Accrued interest                                      2,100         (74,602)
                                                      ----------      ----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES             131,732         442,050
                                                      ----------      ----------

Cash Flow From Investing Activities:
  Purchase of property and equipment                         --          (1,113)
  Employee loans and advances                              (500)           (407)
                                                      ----------      ----------
  CASH FLOWS (USED IN) INVESTING ACTIVITIES                (500)         (1,520)
                                                      ----------      ----------

Cash Flow From Financing Activities:
  Net repayments on notes payable                       (71,284)        (74,617)
                                                      ----------      ----------
  CASH FLOWS (USED IN) FINANCING ACTIVITIES             (71,284)        (74,617)
                                                      ----------      ----------

   NET INCREASE IN CASH                                  59,948         365,913

Cash balance at beginning of period                     700,344         177,668
                                                      ----------      ----------

CASH BALANCE AT END OF PERIOD                         $ 760,292       $ 543,581
                                                      ==========      ==========

Supplemental Disclosures of
  Cash Flow Information:
  Interest Paid                                       $      --       $  78,889
  Taxes Paid                                             58,555          39,242
  Taxes (Refund)                                         (9,118)             --

See Notes to Interim Unaudited Financial Statements

EYE DYNAMICS, INC.

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

A summary of significant accounting policies follows:

PRESENTATION OF INTERIM INFORMATION: The financial information at September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

         The results for the three and nine months ended September 30, 2004 may not be indicative of results for the year ending December 31, 2004 or any future periods.

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

EYE DYNAMICS, INC.

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

At September 30,                                        2004             2003
--------------------------------------------------------------------------------
Prepaid expenses and taxes
  Prepaid insurance                                $   8,694          $      --
  Prepaid income taxes                                15,760                 --
  Other prepaid expenses                               5,093              5,247
--------------------------------------------------------------------------------
    Total                                          $  29,547          $   5,247
================================================================================
Property and equipment, net
  Furniture and Fixtures                           $   1,113          $   1,113
  Equipment                                           13,331             13,331
--------------------------------------------------------------------------------
                                                      14,444             14,444
  Less: accumulated depreciation                     (13,512)           (13,239)
--------------------------------------------------------------------------------
    Total                                          $     932          $   1,205
================================================================================
Other Assets
  Deferred tax assets                              $ 205,436          $      --
  Deposits                                            12,662             29,674
--------------------------------------------------------------------------------
    Total                                          $ 218,098          $  29,674
================================================================================
Accrued expenses
  Commission payable                               $   4,000          $  18,099
  Warranty reserve                                     7,859                 --
  Income taxes payable                                    --             46,365
  Other                                                  146             22,339
--------------------------------------------------------------------------------
    Total                                          $  12,005          $  86,803
================================================================================

NOTE 4 - INCOME TAXES

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

EYE DYNAMICS, INC.

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

                                                         Three Months ended Sep. 30,     Nine Months ended Sep. 30,
                                                            2004           2003             2004           2003
                                                        ----------------------------    ----------------------------
Basic earnings per share:
  Net income                                            $    59,645     $   348,607     $   267,746     $   606,301
                                                        ------------    ------------    ------------    ------------
  Weighted average number of common shares               17,883,081      17,850,313      17,883,081      17,850,313
                                                        ------------    ------------    ------------    ------------
  Basic earnings per common share                        $      0.00     $      0.02     $      0.01     $      0.03
                                                        ============    ============    ============    ============
Diluted earnings per share:
  Net income                                            $    59,645     $   348,607     $   267,746     $   606,301
  Addback: Debenture interest                                   700             762           2,100           2,288
                                                        ------------    ------------    ------------    ------------
  Adjusted net income                                   $    60,345     $   349,369     $   269,846     $   608,589
                                                        ------------    ------------    ------------    ------------
  Weighted average number of common shares               17,883,081      17,850,313      17,883,081      17,850,313
  Incremental shares from assumed conversion:
     Convertible debt                                     3,591,799       3,591,799       3,591,799       3,658,314
     Stock warrants                                         235,294         263,889         235,294         188,085
                                                        ------------    ------------    ------------    ------------
  Adjusted weighted average number of common shares      21,710,174      21,706,001      21,710,174      21,696,712
                                                        ------------    ------------    ------------    ------------
  Diluted earnings per common share                     $      0.00     $      0.02     $      0.01     $      0.03
                                                        ============    ============    ============    ============

Approximately, 200,000 shares outstanding stock warrants were excluded from the calculation of diluted earnings per share for 2003 because the exercise price of the stock warrants was greater than the average share price of the common stock and, therefore, the effect would have been antidilutive.

NOTE 6 - MAJOR CUSTOMERS

During the three months ended September 30, 2004 and 2003, the private label distributor accounted for $271,592 and $643,132 or 62.1% and 58.4% of total revenues, respectively.

During the nine months ended September 30, 2004, two customers accounted for $1,063,303 or 70.8% of total revenues.

                           Special Instrument Dealer 15.1%
                           Private label distributor 55.7%

During the nine months ended September 30, 2003, the private label distributor accounted for $1,376,347 or 56.4% of total revenues.

NOTE 7 - SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company has only one segment; accordingly, detailed information of the reportable segment is not presented.

EYE DYNAMICS, INC.

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of September 30, 2004.

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

The following table presents the changes in the Company's warranty reserve during the first nine months of 2004:

                  Balance as of December 31, 2003                    $   8,044
                  Provision for warranty                                 3,609
                  Utilization of reserve                                (3,894)
                                                                     ----------
                  Balance as of September 30, 2004                   $   7,859
                                                                     ==========

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

         RESULTS OF OPERATIONS FOR THE PERIODS OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AS COMPARED TO THE PERIODS OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

         Revenues from the sale of medical products during the third quarter were $437,421, with a profit after taxes of $59,645. This represents a 60% decrease in revenues compared to the same quarter in 2003. Profit after taxes decreased commensurately, but is still 13% of revenues for the quarterly period. Revenues for the nine month period of 2004 were $1,502,878, compared to $2,441,728 for the same period of 2003. After tax income was $267,746, compared to $606,301 in 2003. Earnings per share was $0.02 for the nine month period of 2004, compared to $0.03 per share in 2003.

         Lower sales can be attributed to Medicare's continued scrutiny of reimbursements for ENG tests. This continues to cause potential new customers to delay or even abandon plans to purchase equipment. Medicare is generally requiring that the test be prescribed as a medical necessity and that the test be administered appropriately in order to be assured of reimbursement. This issue is being debated and is not yet settled.

         The private label portion of our business accounted for 62% of revenues for the quarter, as compared to 58% for the same period in the prior year. Year to date private label portion represents 56% of total revenues, approximately the same as in the corresponding period of 2003.

         Gross profit for the quarter was 52%, and year to date gross profit is also 52%. The Company's goal is to maintain a gross profit of at least 50% for each period. The Company is working to contain expenses and to reduce product costs in order to achieve the gross profit percentage goal. Principal operating expense category increases have been in insurance, including product liability, workers compensation and general liability. Product liability insurance was the greatest change, at four times the rate of 2003.

         The Company incurred only the minimum California state income tax because the moratorium on the use of tax loss carryovers for the years 2002 and 2003 expired, and the use of net operating loss carryovers is again permissible. Federal tax loss carryovers were not affected and because of substantial NOL's, the Company is not required to accrue federal income taxes for 2004.

         Liquidity And Capital Resources
         -------------------------------

         Cash and cash equivalents as of September 30, 2004 were $760,292, which allows for payment of all outstanding invoices and our single note payment on a current basis. Accounts payable are current and the Company has not borrowed against credit lines.

         Inventory of $350,137 at September 30, 2004 includes $25,000 of SafetyScope Impairment Detection Device items, which are not currently being marketed, but are used as production samples and demonstrators for capital raising activities related to that business. The inventory balance of $325,000 represents almost four months of consumption, and is balanced in content. However, management believes that the amount is too high for the volume of sales, and is in the process of reducing inventory to an appropriate level. The higher inventory is the result of the slowdown in sales. Sufficient time has not yet passed to reduce the inventory to an acceptable level, principally because of the importation of caloric irrigators from a supplier in Germany, which have to be scheduled and committed for delivery several months in advance.

         Accounts receivable of $173,000 represent only 40 days accounts receivable aging, which is generally acceptable, and efforts to reduce it to a 30 day level have shown some substantial progress. At March 31, 2004 the accounts receivable balance was $366,000, so the current balance reflects a substantial reduction. The company's private label customer generally makes payments within the net 15 days term of sale. We are encouraging other customers to utilize leasing and credit cards with more frequency, providing for quicker collection of receivables. Some export customers use Letters of Credit, which often take substantial time to receive payment We are discouraging use of letters of credit and requesting cash transfers by wire as an alternative.

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

         Sales prospects for the rest of the year appear better than the third quarter, but not as robust as 2003. Some buyers are now moving forward with purchases that had been delayed earlier in the year.

Item 3.  Controls and Procedures.

        At the end of the period covered by this Form 10-QSB, the Company's management, including its Chief Executive and Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Chief Executive and Financial Officer determined that such controls and procedures are effective to ensure that information relating to the Company required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company's internal controls over financial reporting that were identified during the evaluation that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.




PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any pending legal proceedings.

Item 2.  Unregistered Sales  of Equity Securities And Use Of Proceeds

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

Date:  November 15, 2004

                                        By: /s/ Charles E. Phillips
                                            ----------------------------------
                                                Charles E. Phillips, President