Form 10KSB
period 2004-12-31
EYE DYNAMICS INC
filed 2005-04-06
CIK 1097575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(X) Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

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

State issuer's revenues for its most recent fiscal year:   $2,084,538
                                                           ----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as a specified date within the past 60 days: $4,775,335 as of February 15, 2005
      ---------------------------------------------------------------------

The number of shares outstanding of the issuer's common stock as of February 15, 2005 was 17,883,081.

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

         The SafetyScope is based on methods developed by the federal government and used by law enforcement over the past 30 years. The SafetyScope is a simple computer system that evaluates the ability of an individual's eyes to follow a moving light and react to a dim and bright light stimulus. The SafetyScope is non-diagnostic and non-judgmental; it evaluates performance of the individual solely for safety and productivity purposes. The preferred pricing model is to place the units with the user at no initial cost, except for a modest deposit, and to charge the user a fee for each test administered. It is anticipated that the fees for such tests will range from $1 to $5 per test, depending on the monthly quantity of tests, with an average of approximately $3 per test.

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

MARKETING

         MEDICAL PRODUCTS. Marketing of the Infrared/Video ENG System is conducted through an exclusive master distributor who has a network of independently owned sub-distributors, known as special instrument dealers. These independently owned businesses are distributors of not only the IR/Video ENG System, but of a variety of allied and related products for the audiometric and otolaryngology ("ENT") markets. These distributors are across the United States and operate in territories that are assigned both exclusively and non-exclusively to them by the master distributor. In addition, there are several foreign distributors that are merchandising the product in countries such as India, Egypt, Hungary, Turkey, Thailand, Taiwan and Korea. The Company is not yet selling in the European Community countries due to lack of the "CE" mark of approval that must be obtained prior to marketing in those countries.

         The Company has also supplied a modified version of the Infrared/Video ENG System to two distributors on a private label basis. These private label sales have represented a significant portion of sales of the product. Sales to this private label distributor accounted for 62% of the total sales for the year 2004.

         The market for the ENG products is relatively mature and represents only annual growth estimated at 5%, but because of the advancement of technology spurred by the Company's introduction of video data acquisition methods in 1994, the market for replacement products has been strong. Also, there has been considerable effort to open new markets for our products, including the neurology market, through our private label distributor and through mobile diagnostic providers of testing services.

         The Company contemplates that new versions of the ENG product will be marketed through an arrangement with MedTrak Technologies, our master distributor. It will market new "Eye Dynamics" branded products to an expanded array of medical specialty markets. The Company has appointed MedTrak as "Master Distributor" for these products.

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

COMPETITION

         MEDICAL PRODUCTS. The principal competitors in the medical market making ENG testing equipment are MicroMedical Technologies, Inc., ICS Medical Corporation and Interacoustics. Since the Company's ENG product was introduced in 1994, competitors have developed similar video-based ENG goggle products. As a result, the market has become very competitive and subject to pricing pressures. As a consequence, the Company has reduced prices, with an adverse effect on overall gross margins. To combat this competitive pressure the Company has reduced manufacturing costs in an effort to offset the gross margin loss. Also, the gross profit on sales to the private label distributor is less than sales of our own branded products.

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

PATENTS & PROPRIETARY PROTECTION

         The Company licenses the technology used in its performance evaluation products from Ronald A. Waldorf, Chairman of the Board of Directors and Chief Executive Officer, who holds a patent covering claims relating to tracking eye movements in the dark, utilizing infrared illumination and infrared sensitive video cameras, as well as the related analysis methodology. The patent was issued in 1989 and expires in 2006. The license is for the term of the underlying patent, and calls for nominal annual royalties of $100.

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

EMPLOYEES

         The Company employs five employees full time, including its President, a development engineer, an export marketing manager and technical support person plus an administrative person. Other part time consulting and commissioned personnel are also utilized. The Company's employees are not parties to any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

ITEM 2.   DESCRIPTION OF PROPERTY

         The Company's offices are in leased space in an industrial complex in Torrance, California. The offices occupy 1620 square feet and the lease expires on January 31, 2006. The current monthly lease payment is $1,685.

ITEM 3.   LEGAL PROCEEDINGS

         Inapplicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Inapplicable

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

         The following table sets forth the quarterly high and low closing prices for the Common Stock, as reported on the OTC Bulletin Board, during the 2004 and 2003 fiscal years.

                                             LOW               HIGH
                                             ---               ----

               2004
          ---------------
          First Quarter                     $.42              $.79
          Second Quarter                     .37               .85
          Third Quarter                      .14               .39
          Fourth Quarter                     .13               .18

              2003
          ---------------
          First Quarter                      .045             .11
          Second Quarter                     .05              .35
          Third Quarter                      .14              .25
          Fourth Quarter                     .205             .75

         The Company's common stock is traded on the OTC Bulletin Board under the symbol "EYDY". As of December 31, 2004, the Company's Common Stock was held of record by approximately 111 holders. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003.

         Revenues from sales of products decreased by 35%, from $3,238,282 in 2003 to $2,084,538 in 2004. This decrease is largely due to a slowdown in product sales due to a suspension of reimbursements to medical providers by Medicare for several months while the agency evaluated the medical providers and increased the quality requirements for the technicians performing tests. This resulted in potential new customers delaying purchases of new capital equipment until the technician training situation was resolved. In addition, issues had been raised about tests being performed by testing centers where no 'medical necessity' had been established and/or physician referral obtained. This was not an issue relating to Eye Dynamics equipment, but rather an issue of the practices utilized by the testing centers. These issues have been largely resolved, and Medicare resumed payments shortly thereafter. However, product purchase levels have not yet returned to the volume of 2003. Our private label distributor accounted for approximately 53% of our sales revenues in 2003, and in 2004 accounted for 62%. In November we appointed the Private Label distributor as 'Master Distributor' to market all the Eye Dynamics branded models of ENG equipment, as well as its private brand items. Gross profit percentage remained stable in 2004 at 49%, compared to 52% in 2003, which is a reflection of the higher percent of sales to the private label distributor. Gross profit in 2004 of $1,030,986 was attained with a net profit of $386,315 for the year. Gross profit in 2003 was $1,668,726, with a net profit of $1,043,027.

         Inventory turnover ratio in 2004 was approximately 6:1, compared to 6:1 in 2003. This is a reflection of the decrease in business and also indicates the reduction of products in inventory to match the lesser sales level of 2004.

         Collection of accounts receivables has been very satisfactory, with only minimal slow paying accounts. Our private label account ordinarily pays invoices within fifteen days of the invoice date. Bad debt write off for 2004 was $1,669.

         Product development is limited due to resources available and is concentrated on software and current product improvements that will make the existing products more competitive and desirable.

         On March 24, 2005, the company announced the execution of a Letter of Intent to acquire OrthoNetx, Inc., a leading provider of medical devices for osteoplastic surgery. OrthoNetx is located in Superior, Colorado. It is contemplated that the transaction, when completed, will be a stock transaction in which OrthoNetx shareholders will receive one share of Eye Dynamics Stock in exchange for each share of OrthoNetx stock. The acquisition is subject to certain customary conditions, including regulatory approvals.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2004, the Company had an accumulated deficit of approximately $2,248,571. As of that date, the Company had $847,235 in cash, approximately $44,492 in net accounts receivable, and $180,708 in inventory. Also, the Company had $53,695 of current liabilities, consisting of accounts Payable and accrued liabilities. Long term liabilities consist solely of a note balance of $40,000, which, at the note holder's option, may be converted into common shares of the company.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of its disclosure controls and procedures as of the end of the year covered by this report (the "Evaluation Date"), as required by Exchange Act Rule 13a-15, concluded that the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company is accumulated and would be made known to them by others within the Company as appropriate to allow timely decisions regarding required disclosures.

         There were no significant changes in the Company's internal controls over financial reporting that occurred during the year ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

         The Company's management believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company will be detected.

ITEM 8B. OTHER INFORMATION

         Inapplicable
                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are as follows:

                                                                                    DIRECTOR
         NAME                AGE               POSITION                              SINCE
         ----                ---               --------                           -----------
Ronald A. Waldorf            56       Chief Executive Officer, Secretary & Director    1991

Charles E. Phillips          69       President, Treasurer & Director                  1991

Arnold D. Kay                69       Director                                         1999

Barbara J. Mauch             59       Chief Product Development Engineer               ----

         Directors serve for a term of one year or until the next annual meeting of shareholders.

         RONALD A. WALDORF has been Chairman of the Board of Directors of the Company since 1991 and is active in overall policy formation and strategic planning for the Company. He was appointed as Chief Executive Officer in January 2005. He is the inventor of the IR/Video ENG System, SafetyScope and EM/1 products. He also owns a patent covering closely related technology that has been licensed exclusively to the Company. Since 1969 Waldorf has been active in the field of otolaryngology, primarily in an academic research environment at the University of Florida, College of Medicine and at the University of California (Irvine), Department of Surgery. He has published numerous articles on vestibular and optokinetic research in international scientific and medical journals and was the principal investigator in a research grant funded by the National Institute of Health/National Institute on Alcohol Abuse and Alcoholism(NIH/NIAAA). Since 1981 he has acted as a consultant to clinics and hospitals in the Los Angeles area, including the House Ear Clinic. He has also consulted to a Japanese company developing new technologies for eye movement detection.

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

DIRECTORS' COMPENSATION

         The members of the Board of Directors do not receive monetary compensation for their service as directors, but are entitled to receive options to purchase 20,000 shares of common stock for each year of service. As no options had been issued under this policy since its inception in 1999, in January 2005 the Company issued the options to each director for his period of service. Thus, options to purchase up to 360,000 shares were issued, at an exercise price of $.15 per share.

         Directors are also eligible for reimbursement of their expenses incurred in connection with attendance at Board meetings in accordance with Company policy.

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

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth certain compensation awarded or paid by the Company to its Named Executive Officers and others during the fiscal years ended December 31, 2004, 2003 and 2002.

                                     SUMMARY COMPENSATION TABLE

                                                                                  LONG-TERM COMPENSATION
                                                                  -----------------------------------------------------
                                       ANNUAL COMPENSATION            AWARDS             PAYOUTS
                            ------------------------------------  ------------------------------------
                                                                   RESTRICTED                   LTIP
NAME AND                             SALARY     BONUS     OTHER   STOCK AWARDS     OPTIONS     PAYOUTS     ALL OTHER
PRINCIPAL POSITION          YEAR       $          $         $         $                #          $        COMPENSATION
------------------          ----     ------     -----     -----     ------         -------     -------     ------------
Charles E. Phillips         2004    120,000     0          0         0                   0        0           0
                            2003     97,500     0          0         0                   0        0           0
                            2002     76,000     0          0         0                   0        0           0

Ronald A. Waldorf           2004          0     0          0         0                   0        0           0
                            2003          0     0          0         0                   0        0           0
                            2002          0     0          0         0                   0        0           0

Barbara J. Mauch            2004     76,000     0          0         0                   0        0           0
                            2003     67,500     0          0         0                   0        0           0
                            2002     56,000     0          0         0                   0        0           0


There were no options granted or exercised in 2004.

         The following table sets forth certain information concerning options outstanding at December 31, 2004:


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth information regarding the beneficial ownership of the Common Stock of the Company as of December 31, 2004, by (i) each person known by the Company to beneficially own 5% or more of the outstanding Common Stock of the Company; (ii) each of the Company's directors;
(iii) the Named Executive Officers identified in the Summary Compensation Table; and (iv) all directors and Named Executive Officers of the Company as a group.

Name & Address                      Number of Shares            Percentage Owned
--------------                      ----------------            ----------------
Charles E. Phillips
2301 W. 205th St., #102              2,105,489                        11.8
Torrance, CA 90501

Ronald A. Waldorf
2301 W. 205th St., #102              1,067,100                         6.0
Torrance, CA 90501

Barbara J. Mauch                     1,382,544                         7.8
2301 W. 205th St., #102
Torrance, CA 90501

Arnold D. Kay                           63,128                         0.4
2301 W. 205th St., #102
Torrance, CA 90501

All directors and executive
officers as a group                  4,618.261                        25.8
(4 persons)

-----------------------
          Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Shares of Common Stock subject to securities currently convertible, or convertible within 60 days after December 31, 2004, are deemed to be outstanding in calculating the percentage ownership of a person or group but are not deemed to be outstanding as to any other person or group.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company licenses the technology used in its performance evaluation products from Ronald A. Waldorf, Chairman of the Board of Directors and Chief Executive Officer, who holds a patent covering claims relating to tracking eye movements in the dark, utilizing infrared illumination and infrared sensitive video cameras, as well as the related analysis methodology. The patent was issued in 1989 and expires in 2006. The license is for the term of the underlying patent, and calls for nominal annual royalties of $100.

ITEM 13.  EXHIBITS

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

10.4**    Agreement, dated March 19, 2001 between the Company and Medtrak, Inc.

10.4*** Standard Multi-Tenant Commercial Industrial Lease-Gross, dated January 9, 2003, between the Company and AMB Property, L.P.

10.6*** Technology Development Agreement, dated November 18, 2002, between the Company and HRL Laboratories, LLC

10.7*** Registration Rights Agreement, dated November 18, 2002, between the Company and HRL Laboratories, LLC

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1     Certification of Chief Executive Officer
         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2     Certification of Chief Financial Officer
         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002




* Incorporated by reference from Amendment No. 1 to the Registration Statement on Form 10-SB, filed on December 13, 1999.

** Incorporated by reference from Report on Form 10-K for the year ended December 31, 2000, filed on April 16, 2001.

*** Incorporated by reference from Report on Form 10-KSB for the year ended December 31, 2002, filed on April 9, 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following is a summary of the fees billed to the Company by Spector & Wong, LLP, its independent certified accountants, for professional services rendered for the fiscal years ended December 31, 2004 and 2003:

Fee Category               Fiscal 2004 Fees       Fiscal 2003 Fees
-------------              ----------------       -----------------

Audit Fees                     $7,000                  $6,600

Audit-Related Fees              5,000                   7.200

Tax Fees                        1,350                   1,200

All Other Fees                    -0-                     -0-

Total Fees                    $13,350                 $15,000

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

         All Other Fees. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2004 or 2003.

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

Eye Dynamics, Inc.

                                             By: /s/ Charles E. Phillips
                                             -----------------------------------
Date:  April 6, 2005                           Charles E. Phillips, President
                                               and Chief Financial Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons On behalf of the Registrant and in the capacities and on the dates indicated:

Signature                       Title                          Date
---------                       -----                          ----

/s/ Charles E. Phillips         President, Chief Financial     April 6, 2005
        Charles E. Phillips         Officer and a Director

/s/ Ronald A. Waldorf           Chairman, Chief Executive
          Ronald A. Waldorf         Officer and a Director     April 6, 2005

/s/ Arnold Kay                  Director                       April 6, 2005
       Arnold Kay

HAROLD Y. SPECTOR, CPA        SPECTOR & WONG, LLP           80 SOUTH LAKE AVENUE
CAROL S. WONG, CPA       Certified Public Accountants            SUITE  723
                              1- (888) 584-5577              PASADENA, CA 91101
                            FAX  (626) 584-6447








             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Board of Directors and stockholders of Eye Dynamics, Inc.

         We have audited the accompanying balance sheets of Eye Dynamics, Inc. as of December 31, 2004 and 2003, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audit in accordance with the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Eye Dynamics, Inc. as of December 31, 2004 and 2003, and its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.



Spector & Wong, LLP
Pasadena, California
March 9, 2005
(Except for Note 16, as to which the date is March 28, 2005)

EYE DYNAMICS, INC.
BALANCE SHEETS


                            ASSETS
Current Assets                                                           2004              2003
                                                                     ------------      ------------
  Cash                                                               $   847,235       $   700,344
  Accounts receivable, net of allowance of doubtful accounts
   of $899 and $0, respectively                                           44,492           131,420
  Note receivable, net of allowance of loan loss of $58,218               19,731                --
  Inventory                                                              180,708           319,953
  Prepaid expenses                                                        37,641            37,232
                                                                     ------------      ------------
    Total Current Assets                                               1,129,807         1,188,949

Property and equipment, net of accumulated depreciation
  of $13,569 and $13,341, respectively                                       875             1,103

Other Assets                                                             229,395           216,999
                                                                     ------------      ------------

TOTAL ASSETS                                                         $ 1,360,077       $ 1,407,051
                                                                     ============      ============


             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                   $    15,622       $    12,231
  Accrued liabilities                                                     38,073            94,570
  Notes payable, current portion                                              --            95,046
                                                                     ------------      ------------
    Total Current Liabilities                                             53,695           201,847

Long-term debt                                                            40,000           325,137
                                                                     ------------      ------------

    Total Liabilities                                                     93,695           526,984
                                                                     ------------      ------------

Stockholders' Equity
  Common Stock, $0.001 par value; 50,000,000 shares authorized;
    17,883,081 shares issued and outstanding                              17,883            17,883
  Paid-in Capital                                                      3,497,070         3,497,070
  Accumulated Deficit                                                 (2,248,571)       (2,634,886)
                                                                     ------------      ------------
    Total stockholders' equity                                         1,266,382           880,067
                                                                     ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 1,360,077       $ 1,407,051
                                                                     ============      ============

See notes to financial statements



EYE DYNAMICS, INC.
STATEMENTS OF OPERATIONS

FOR YEARS ENDED DECEMBER 31,                             2004               2003
------------------------------------------------------------------------------------
Sales
  Products                                          $  2,084,538       $  3,230,284
  Services                                                    --              8,000
                                                    --------------------------------
    Total sales                                        2,084,538          3,238,284
                                                    --------------------------------
Cost of Sales
  Products                                             1,053,552          1,567,414
  Services                                                    --              2,144
                                                    --------------------------------
    Total cost of sales                                1,053,552          1,569,558
                                                    --------------------------------

    Gross Profit                                       1,030,986          1,668,726

Selling, General and Administrative Expenses              691,658            720,248
                                                    --------------------------------

    Operating income                                     339,328            948,478
                                                    --------------------------------

Other Income(Expense)
  Interest and Other Income                                9,300                819
  Gain on early extinguishment of debt                    28,621                 --
  Interest and Other Expense                              (3,931)           (17,551)
                                                    --------------------------------
    Total other income(expenses)                          33,990            (16,732)
                                                    --------------------------------

Net income before taxes and extraordinary item           373,318            931,746

Provision for Income Taxes (Benefits)                    (12,997)          (111,281)
                                                    --------------------------------

Net income                                          $    386,315       $  1,043,027
                                                    ================================

Net income per share-Basic                          $       0.02       $       0.06
                                                    ================================
Net income per share-Diluted:                       $       0.02       $       0.05
                                                    ================================

Shares used in per share calculation-Basic            17,883,081         17,853,044
Shares used in per share calculation-Diluted          21,765,478         21,797,759


See notes to financial statements

EYE DYNAMICS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR YEARS ENDED DECEMBER 31, 2004 AND 2003


                                       Common Stock           Paid-in      Accumulated
                                   Shares        Amount       Capital        Deficit         Total
                                -----------------------------------------------------------------------
Balance at 12/31/02                17,850,313     $ 17,850   $ 3,497,103    $ (3,677,913)   $ (162,960)

Exercise of warrants under
 noncash provision                     32,768           33           (33)                            -

Net Income                                                                     1,043,027     1,043,027
                                -----------------------------------------------------------------------
Balance at 12/31/03                17,883,081       17,883     3,497,070      (2,634,886)      880,067

Net Income                                                                       386,315       386,315
                                -----------------------------------------------------------------------
Balance at 12/31/04                17,883,081     $ 17,883   $ 3,497,070    $ (2,248,571)   $1,266,382
                                =======================================================================


See notes to financial statements

EYE DYNAMICS, INC.
STATEMENTS OF CASH FLOWS



FOR YEARS ENDED DECEMBER 31,                                                  2004              2003
--------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                       $   386,315       $ 1,043,027
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Depreciation                                                                  228               408
    Deferred tax benefit                                                      (13,797)         (205,436)
    Gain on early extinguishment of debt                                      (28,621)               --
    (Increase) Decrease in:
    Accounts Receivable                                                        67,197            55,557
    Inventory                                                                 139,245          (164,786)
    Prepaid and Others                                                            992           (33,836)
    (Decrease) in:
     Accounts Payable and Accrued Expenses                                    (53,106)          (59,495)
     Other Liabilities                                                             --           (13,271)
                                                                          ------------------------------
Net cash provided by operating activities                                     498,453           622,168
                                                                          ------------------------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                               --            (1,113)
                                                                          ------------------------------
Net cash (used in) investing activities                                            --            (1,113)
                                                                          ------------------------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Repayments on notes payable                                                (351,562)          (98,379)
                                                                          ------------------------------
Net cash (used in) financing activities                                      (351,562)          (98,379)
                                                                          ------------------------------

NET INCREASE IN CASH                                                          146,891           522,676

CASH BALANCE AT BEGINNING OF YEAR                                             700,344           177,668
                                                                          ------------------------------

CASH BALANCE AT END OF YEAR                                               $   847,235       $   700,344
                                                                          ==============================

Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                                           $        --       $    78,889
  Taxes Paid                                                              $    59,355       $    66,573
  Taxes (Refund)                                                          $   (21,118)      $        --

Supplemental Schedules of Noncash Investing and Financing Activities
  Conversion of account receivable into note receivable                   $    19,731       $        --
  Exercise warrant under noncash provision                                 $        --       $        33



See notes to financial statements

EYE DYNAMICS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - NATURE OF BUSINESS AND CRITICAL ACCOUNTING POLICIES

NATURE OF BUSINESS: Eye Dynamics, Inc. (the "Company') designs, develops, produces and markets diagnostic equipment that measures, tracks and records human eye movements, utilizing the Company's proprietary technology and computer software. The products perform separate, but related, functions and target two separate markets. First, the Company markets a neurological diagnostic product that tracks and measures eye movements during a series of standardized tests, as an aid in diagnosing problems of the vestibular (balance) system and other balance disorders. Second, the Company's impairment detection devices target the corporate and criminal justice markets and are designed to test individuals for impaired performance resulting from the influences of alcohol, drugs, illness, stress and other factors that affect eye and pupil performance. The Company is a Nevada corporation formed in 1989 and qualified to do business in California in 1992.

         In 2003, the Board of Directors approved to wind down the Company's sole subsidiary, Oculokinetics, Inc., which was inactive and has no asset or liability as of the winding date.

USE OF ESTIMATES: The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

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

         The Company provides repair and maintenance, consulting and education services to its customers. Revenue from such services is generally recognized over the period during which the applicable service is to be performed or on a service-performed basis.

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

ACCOUNTS RECEIVABLE: The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.

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

EYE DYNAMICS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

         The Company is required under SFAS 123 to disclose pro forma information regarding option grants to its employees based on specified valuation techniques that produce estimated compensation charges. The pro forma information is as follows:

                                                2004              2003
                                            -------------     ------------
Net income-as reported                      $    386,315      $ 1,043,027
Pro forma compensation expense                         -                -
                                            -------------     ------------
Pro forma net income                        $    386,315      $ 1,043,027
                                            =============     ============
Basic earnings per share:
  As reported                               $0.02             $0.06
  Pro forma                                 $0.02             $0.06

Diluted earnings per share:
  As reported                               $0.02             $0.05
  Pro forma                                 $0.02             $0.05

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

EYE DYNAMICS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

PROPERTY AND EQUIPMENT: Property and Equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the following estimated useful lives of the assets: 5 to 7 years for computer and office equipment, and 7 years for furniture and fixtures. Depreciation expense was $228 and $408 for 2004 and 2003, respectively.

INCOME TAXES: Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

ADVERTISING COSTS: All advertising costs are expensed as incurred. Advertising expenses were $0 and $40 for 2004 and 2003, respectively.

SHIPPING AND HANDLING COSTS: The Company historically has included inbound shipping charges in cost of sales and classified outbound shipping charges as operating expenses. For the years ended December 31, 2004 and 2003, the outbound shipping charges included in operating expenses were $62,548 and $75,203, respectively.

RECLASSIFICATION: Certain reclassifications have been made to the 2003 financial statements to conform with the 2004 consolidated financial statement presentation. Such reclassification had no effect on net loss as previously reported.

NEW ACCOUNTING PRONOUNCEMENTS: In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

EYE DYNAMICS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - NATURE OF BUSINESS AND CRITICAL ACCOUNTING POLICIES (CONTINUED)

         In December 2004, the FASB issued SFAS No. 152, which amends FASB statement No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

         In December 2004, the FASB issued a revision to SFAS No. 123R, "Accounting for Stock Based Compensations." This statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in SFAS No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." The Company has not yet determined the impact to its financial statements from the adoption of this statement.

         In November 2004, the FASB issued SFAS No. 151, "INVENTORY COSTS -- AN AMENDMENT OF ARB NO. 43, CHAPTER 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company's adoption of this statement did not have an impact on the financial statements of the Company.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the financial statements of the Company.

EYE DYNAMICS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - NATURE OF BUSINESS AND CRITICAL ACCOUNTING POLICIES (CONTINUED)

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have an effect on its consolidated financial position or results of operations. However, if the Company enters into any such arrangement with a variable interest entity in the future, its financial position or results of operations may be adversely impacted.

NOTE 2 - BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:


At December 31,                                       2004              2003
--------------------------------------------------------------------------------
Prepaid Expenses:
  Prepaid Insurance                                $  27,341          $  34,704
  Prepaid Taxes                                        4,560                 --
  Other Prepaid Expenses                               5,740              2,528
--------------------------------------------------------------------------------
    Total                                          $  37,641          $  37,232
================================================================================
Property and equipment, net
  Furniture and Fixtures                           $   1,113          $   1,113
  Equipment                                           13,331             13,331
--------------------------------------------------------------------------------
                                                      14,444             14,444
  Less: accumulated depreciation                     (13,569)           (13,341)
--------------------------------------------------------------------------------
    Total                                          $     875          $   1,103
================================================================================
Other Assets
  Deferred tax assets                              $ 219,233          $ 205,436
  Deposits                                            10,162             11,563
--------------------------------------------------------------------------------
    Total                                          $ 229,395          $ 216,999
================================================================================
Accrued liabilities
  Accrued Insurance                                $  17,079          $  23,104
  Warranty reserve                                     8,884              8,044
  Sales tax payable                                    2,171             20,065
  Income tax payable                                      --             40,251
  Other                                                9,939              3,106
--------------------------------------------------------------------------------
    Total                                          $  38,073          $  94,570
================================================================================

EYE DYNAMICS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3 - LINE OF CREDIT

The Company has an operating line of credit with Wells Fargo Bank of $75,000, with interest payable at the bank's prime rate plus 2.75% (6.25% at December 31, 2004). This line of credit is payable on demand and is personally guaranteed by the Company's President. The Company did not borrow against this line of credit during 2004 and 2003.


NOTE 4 - LONG-TERM DEBT

Long-term debt consists of the following:

At December 31,                                           2004           2003
--------------------------------------------------------------------------------
a.)  Restructured note payable to TESA Corp.,
     interest at 7% commencing January 1, 2003, due
     on December 31, 2007. Collateralized by accounts
     receivable, inventory, patents and a licensing
     agreement for impairment testing products          $      --     $ 380,183
b.)  Note Payable to Others, interest at 7% due and
     payable on December 31, 2007. Convertible into
     2,394,533 shares of common stock                      26,666        26,666
c.)  Note Payable to Others, interest at 7% due and
     payable on December 31, 2007. Convertible into
     1,197,267 shares of common stock                      13,334        13,334
--------------------------------------------------------------------------------
                                                           40,000       420,183
Less: Current Maturities                                       --       (95,046)
--------------------------------------------------------------------------------
        Long-term debt                                  $  40,000     $ 325,137
================================================================================


NOTE 5 - EXTINGUISHMENT OF DEBT

In December 2004, the Company paid off a promissory note of $400,000 that was restructured in 2003 (see Note 4a); as a result, the Company recognized a gain of $28,621 which was classified as a nonoperating income in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125."


NOTE 6 - PRIOR PERIOD ADJUSTMENT

An understatement of 2002 reported income tax payable of $12,699 was discovered during the second quarter of 2003. The Company charged this error to the 2003 operations and did not restate the 2002 financial statements. Management believes that the restatement did not have material effect on the Company's financial position, results of operations and cash flows.


NOTE 7 - NONCASH FINANCING ACTIVITIES

In 2003, a warrant holder exercised 66,666 of its stock warrants in the Company at the price of $0.32 per share. The warrant holder elected the Net Issue Exercise (noncash) provision of the warrant agreement. As a result, the Company issued 32,768 shares of common stock to the warrant holder without any cash proceeds.

EYE DYNAMICS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 8 - INCOME TAXES

The provision for income taxes (benefits) consisted of the following:

FOR YEAR ENDED DECEMBER 31,                            2004              2003
--------------------------------------------------------------------------------
Federal:
   Current                                    $      --               $   9,118
   Deferred                                     (46,828)               (125,678)
--------------------------------------------------------------------------------
                                                (46,828)               (116,560)
--------------------------------------------------------------------------------
State:
   Current                                          800                  85,037
   Deferred                                      33,031                 (79,758)
--------------------------------------------------------------------------------
                                                 33,831                   5,279
--------------------------------------------------------------------------------
    Total                                     $ (12,997)              $(111,281)
================================================================================


The components of the deferred net tax assets are as follows:


At December 31,                                        2004              2003
--------------------------------------------------------------------------------
Net Operating Loss Carryforwards                      $229,186          $204,963
Property and equipment                                     209               473
Valuation Allowance                                         --                --
--------------------------------------------------------------------------------
Net deferred tax assets                               $229,395          $205,436
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

As of December 31, 2004, the Company has net operating loss carryforwards, approximately, of $1,149,163 and $527,713 to reduce future federal and state taxable income. To the extent not utilized, the federal net operating loss carryforwards will begin to expire in fiscal 2021 and the state net operating loss carryfowards will begin to expire in fiscal 2005.

NOTE 9 - STOCKS OPTIONS AND WARRANTS

Stock Options
-------------

All stock options expired in 2003. No new issued in 2004. The Company had no stock options outstanding as of December 31, 2004 and December 31, 2003.

Stock Warrants
--------------

The Company had 333,333 warrants outstanding as of December 31, 2004 and 2003. The warrants are exercisable at $0.05 per share and expire on December 31, 2007.

EYE DYNAMICS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 10 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:


YEARS ENDED DECEMBER 31,                                2004             2003
--------------------------------------------------------------------------------
Numerator:
  Net income                                        $   386,315      $ 1,043,027
--------------------------------------------------------------------------------
Denominator:
  Weighted average of common shares-basic            17,883,081       17,853,044
  Diluted effect of stock warrants                      290,598          303,030
  Diluted effect of convertible debt                  3,591,799        3,641,685
--------------------------------------------------------------------------------
  Weighted average common shares-diluted             21,765,478       21,797,759
================================================================================
Basic net income per share                          $      0.02      $      0.06
================================================================================
Diluted net income per share                        $      0.02      $      0.05
================================================================================


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


NOTE 12 - MAJOR CUSTOMERS

During year ended December 31, 2004, two major customers accounted for $1,541,423 or 73.8% of total revenues.

                           Special Instrument Dealer 11.4%
                           Private label distributor 62.4%

During year ended December 31, 2003, two major customers accounted for $2,335,240 or 72.1% of total revenues.

                           Special Instrument Dealer 18.9%
                           Private label distributor 53.2%

NOTE 13 - MANUFACTURING, SALES, LICENSING, AND SOFTWARE AGREEMENT

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

EYE DYNAMICS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 14 - LEASE COMMITMENTS

In February 2003, the Company relocated to a larger office facility for $1,571 per month. The new lease commences on February 1, 2003 and expires through January 31, 2006. Rent expense totaled $21,186 and $21,740 for 2004 and 2003, respectively.

The Company also leases a copier for $205 per month expiring in October 2008. The monthly lease payment does not include additional maintenance, insurance and per copy charges.

As of December 31, 2004, the minimum lease payments under these leases are:

                    Year ended
                    December 31,               Amount
                    ------------              --------
                    2005                      $22,436
                    2006                        4,123
                    2007                        2,455
                    2008                        2,046
                                              -------
                                              $31,060
                                              =======

NOTE 15 - GUARANTEES AND PRODUCT WARRANTIES

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2004.

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

EYE DYNAMICS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


The following table presents the changes in the Company's warranty reserve in the fiscal years December 31, 2004 and 2003 are as follows:

                    Years ended December 31,      2004          2003
                    ------------------------    --------      --------
                    Beginning balance           $ 8,044       $     0
                    Provision for warranty        5,154         8,044
                    Utilization of reserve       (4,314)            0
                                                --------      --------
                    Ending balance              $ 8,884       $ 8,044
                                                ========      ========


NOTE 16 -SUBSEQUENT EVENTS

On January 3, 2005, the Board of Directors approved to issue stock options to current directors in the amount of 20,000 shares for each of the years from 1999 through 2004. The total options for each of directors shall be 120,000 shares. The options are vesting immediately and exercisable at $0.15 per share through January 3, 2007.

On January 11, 2005, the Board of Directors elected the Chairman of the Board to be the Company's new Chief Executive Officer (CEO). The former CEO remains as the Company's chief financial officer and president.

On March 24, 2005, the Company announced intent to acquire 100% issued and outstanding shares of OrthoNetx, Inc., a Colorado-based provider of medical devices for osteoplastic surgery. The acquisition will be completed as a stock transaction in which OrthoNetx shareholders will receive one share of the Company's stock in exchange for each share of OrthoNetx stock. The acquisition is subject to certain customary conditions including certain regulatory approvals. As part of the transaction, the President and CEO of OrthoNetx will assume the position of CEO of the merged company.