Form 10QSB
period 2005-03-31
EYE DYNAMICS INC
filed 2005-05-16
CIK 1097575

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


        The number of shares outstanding of the issuer's common stock as of March 31, 2005 was 18,083,081.

   Transitional Small Business Disclosure Format (check one) ( ) Yes; (X) No.

PART I.           FINANCIAL INFORMATION

ITEM 1.  Financial Statements

EYE DYNAMICS, INC.

BALANCE SHEET (UNAUDITED)


MARCH 31, 2005
--------------------------------------------------------------------------------


                                     ASSETS

Current Assets
  Cash                                                              $   765,507
  Accounts receivable, net of allowance for bad debt of $899             56,559
  Note Receivable, net of allowance for loan loss of $58,218             18,231
  Inventory                                                             263,381
  Prepaid expenses                                                       31,309
                                                                    -----------
    Total Current Assets                                              1,134,987

Property and equipment, net of accumulated depreciation
  of $13,609                                                                835

Other Assets                                                            221,895
                                                                    -----------

TOTAL ASSETS                                                        $ 1,357,717
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                  $    21,352
  Accrued liabilities                                                    37,443
                                                                    -----------
    Total Current Liabilities                                            58,795

Long-term debt                                                           40,000
                                                                    -----------

    Total Liabilities                                                    98,795
                                                                    -----------

Stockholders' Equity
  Common stock, $0.001 par value; 50,000,000 shares authorized;
    18,083,081 shares issued and outstanding                             18,083
  Paid-in capital                                                     3,564,870
  Accumulated deficit                                                (2,324,031)
                                                                    -----------
    Total Stockholders' Equity                                        1,258,922
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 1,357,717
                                                                    ===========


              See Notes to Interim Unaudited Financial Statements

EYE DYNAMICS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)


For Three Months ended March 31,                      2005              2004
-------------------------------------------------------------------------------
Sales - products                                 $    316,909      $    608,876

Cost of sales - products                              150,051           292,982
                                                 ------------------------------

  Gross profit                                        166,858           315,894
                                                 ------------------------------

Selling, general and administrative expenses          240,774           173,680
                                                 ------------------------------

  Operating (loss) income                             (73,916)          142,214
                                                 ------------------------------

Other Income(Expense)
  Other income                                            150                60
  Interest expense                                       (894)           (1,109)
                                                 ------------------------------
Other Expense, net                                       (744)           (1,049)

Net (loss) income before taxes                        (74,660)          141,165

Provision for income taxes                                800               800
                                                 ------------------------------

Net (loss) income                                $    (75,460)     $    140,365
                                                 ==============================

Net (loss) income per share-basic                $      (0.00)     $       0.01
                                                 ==============================
Net (loss) income per share-diluted              $      (0.00)     $       0.01
                                                 ==============================

Shares used in per share calculation-basic         17,949,748        17,883,081
Shares used in per share calculation-diluted       17,949,748        21,784,739


              See Notes to Interim Unaudited Financial Statements

EYE DYNAMICS, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)


For Three Months ended March 31,                           2005          2004
--------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net (loss) Income                                     $ (75,460)    $ 140,365
  Adjustments to reconcile net (loss) income to net
   cash used in operating activities:
    Depreciation                                               40            57
    Issuance of stock for services                         68,000            --
    (Increase) Decrease in:
     Accounts receivable                                  (12,067)     (234,671)
     Inventory                                            (82,673)      (39,918)
     Prepaid and other assets                              13,832         7,729
    Increase (Decrease) in:
     Accounts payable and accrued expenses                  5,100       (18,178)
                                                        -----------------------
Net cash used in operating activities                     (83,228)     (144,616)
                                                        -----------------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Employee advances                                            --        (1,781)
  Repayments received from notes receivable                 1,500            --
                                                        -----------------------
Net cash provided by (used in) investing activities         1,500        (1,781)
                                                        -----------------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Repayments on notes payable                                  --       (23,761)
                                                        -----------------------
Net cash used in financing activities                          --       (23,761)
                                                        -----------------------

NET DECREASE IN CASH                                      (81,728)     (170,158)

CASH BALANCE AT BEGINNING OF PERIOD                       847,235       700,344
                                                        -----------------------

CASH BALANCE AT END OF PERIOD                           $ 765,507     $ 530,186
                                                        =======================

Supplemental Disclosures of Cash Flow Information:
  Taxes Paid                                            $     800     $  39,750


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

A summary of significant accounting policies follows:

PRESENTATION OF INTERIM INFORMATION: The financial information at March 31, 2005 and for the three months ended March 31, 2005 and 2004 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

The results for the three months ended March 31, 2005 may not be indicative of results for the year ending December 31, 2005 or any future periods.

RECLASSIFICATION: Certain prior period balances have been reclassified to conform to the current period presentation.

NOTE 2 - BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

At March 31,                                           2005             2004
================================================================================
Property and equipment, net
  Furniture and Fixtures                            $   1,113         $   1,113
  Equipment                                            13,331            13,331
--------------------------------------------------------------------------------
                                                       14,444            14,444
  Less: accumulated depreciation                      (13,609)          (13,398)
--------------------------------------------------------------------------------
    Total                                           $     835         $   1,046
================================================================================
Other Assets
  Deferred tax assets                               $ 219,233         $ 205,436
  Deposits                                              2,662            13,662
--------------------------------------------------------------------------------
    Total                                           $ 221,895         $ 219,098
================================================================================
Accrued Liabilities
  Commission payable                                $  11,797         $  16,615
  Accrued insurance                                    11,955            15,146
  Warranty reserve                                      6,549             9,071
  Accrued interest                                      6,339             3,539
  Other                                                   803              (252)
--------------------------------------------------------------------------------
    Total                                           $  37,443         $  44,119
================================================================================

EYE DYNAMICS, INC.

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3 - INCOME TAXES

The Company accounts for income taxes using a balance sheet approach whereby deferred tax assets and liabilities are determined based on the differences in financial reporting and income tax basis of assets and liabilities. The differences are measured using the income tax rate in effect during the year of measurement.

The Company experienced significant net losses in prior fiscal years resulting in a net operating loss carryforward ("NOLC") for federal income tax purposes of approximately $1,149,163 at December 31, 2004. The Company's NOLC will expire through 2021. The Company also has state NOLC of $527,713. The state NOLC will expire through 2013.

NOTE 4 - NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per share for three months ended March 31st:


                                                            2005             2004
                                                        ------------------------------
Basic earnings per share:
  Net (loss) income                                     $    (75,460)     $    140,365
                                                        ------------------------------
  Weighted average number of common shares                17,949,748        17,883,081
                                                        ------------------------------
  Basic (net loss) earnings per common share            $      (0.00)     $       0.01
                                                        ==============================
Diluted earnings per share:
  Net (loss) income                                     $    (75,460)     $    140,365
  Addback: Debenture interest                                     --               700
                                                        ------------------------------
  Adjusted net (loss) income                            $    (75,460)     $    141,065
  Weighted average number of common shares                17,949,748        17,883,081
  Incremental shares from assumed conversion:
     Convertible debt                                             --         3,591,799
     Stock warrants                                               --           309,859
                                                        ------------------------------
  Adjusted weighted average number of common shares       17,949,748        21,784,739
                                                        ------------------------------
  Diluted (net loss) earnings per common share          $      (0.00)     $       0.01
                                                        ==============================


As the Company incurred net loss for the three months ended March 31, 2005, the effect of dilutive securities totaling 4,064,299 equivalent shares have been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

NOTE 5 - STOCK OPTIONS

On January 3, 2005, the Board of Directors approved to issue stock options to current directors in the amount of 20,000 shares for each of the years from 1999 through 2004. The total options for each of directors shall be 120,000 shares. The options are vesting immediately and exercisable at $0.15 per share through January 3, 2007.

The Company accounts for these options under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, AND RELATED INTERPRETATIONS. No stock-based employee compensation cost is reflected in net loss, as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based employee compensation.

EYE DYNAMICS, INC.

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 5 - STOCK OPTIONS (CONTINUED)

Net loss, as reported                                              $    (75,460)
Deduct: Total stock-based employee compensation
  expense determined under the fair value of awards,
  net of tax related effects                                             39,600
                                                                   -------------

Pro forma net loss                                                 $   (115,060)
                                                                   =============

Reported net loss per share-basic and diluted                      $      (0.00)
                                                                   =============

Pro forma net loss per share-basic and diluted                     $      (0.01)
                                                                   =============

NOTE 6 - MAJOR CUSTOMERS

During the three months ended March 31, 2005, the private label distributor accounted for $254,752 or 80.49% of total revenues.

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

NOTE 8 - CHANGE OF OFFICERS

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of March 31, 2005.

EYE DYNAMICS, INC.

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 9 - GUARANTEES AND PRODUCT WARRANTIES (CONTINUED)

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

The following table presents the changes in the Company's warranty reserve during the first quarter of 2005:

                  Balance as of January 1, 2005                   $   8,884
                  Provision for warranty                                759
                  Utilization of reserve                             (3,094)
                                                                  ----------
                  Balance as of March 31, 2005                    $   6,549
                                                                  ==========

NOTE 10 - PENDING BUSINESS ACQUISITIONS

On March 24, 2005, the Company announced its intent to acquire OrthoNetx, Inc., a Colorado-based provider of medical devices for osteoplastic surgery. The acquisition will be completed as a stock transaction or merger in which OrthoNetx shareholders will receive one share of the Company's stock in exchange for each share of OrthoNetx stock. The acquisition is subject to certain conditions, including certain regulatory approvals. As part of the transaction, the President and CEO of OrthoNetx will assume the position of CEO of the merged company.

NOTE 11 - SUBSEQUENT EVENTS

In April 2005, the Company entered into two individual agreements with its private label distributor and a special instrument dealer. The agreements provide that the Company will issue restricted common stock to the distributor and dealer as a sale incentive if certain conditions are reached pursuant to the agreements.

Notes payable of $40,000 plus related accrued interest were converted into 3,591,799 shares of the Company's common stock in April 2005.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

         GENERAL

         Certain of the statements contained in this report, including those under "Management's Discussion and Analysis or Plan of Operation," and "Liquidity and Capital Resources" may be "forward-looking statements" that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to the Company on the date hereof and the Company assumes no obligation to update any such forward-looking statements. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Company's Annual Report on Form 10-KSB, as well as risks associated with managing the Company's growth. While the Company believes that these statements are accurate, the Company's business is dependent upon general economic conditions and various conditions specific to its industry and future trends and results cannot be predicted with certainty.

THREE MONTHS ENDING MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

         Revenues during the first quarter were $316,909, compared to $608,876 for the corresponding period in 2004. Cost of sales stayed relatively static as a percentage of sales. Selling, general and administrative expenses increased by $67,094, from $173,680 in the first quarter of 2004 to $240,744 in the first quarter of 2005. The decreased revenues and increased selling, general and administrative expenses resulted in a loss of $75,460 for the current period, compared to a profit of $140,365 for the same period in the previous year.

         Lower sales can be attributed to several factors. First, Medicare continues to scrutinize reimbursements for ENG tests performed by end-users utilizing any manufacturer's equipment that was not clinically indicated (although this seems to be in the process of resolution, as many newer testing facilities have had to either implement their own clinical controls for testing justification or cease that part of their business). Second, the Company experienced a normal first quarter seasonal slow down, consistent with past years. Third, the first quarter of 2005 saw an increase in competition. The latter issue is being addressed with new models, pricing strategies, and more aggressive marketing (both domestic and international).

         LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents as of March 31, 2005 of $765,507 allows for payment of all outstanding invoices on a current basis. Accounts payable are current and the Company has not borrowed against credit lines.

         Inventory as of March 31, 2005 was $263,381 compared to $359,871 at March 31, 2004. Purchasing has been adjusted in order to achieve a more realistic level of inventory.

         Accounts receivable as of March 31, 2005 were only $56,559, representing less then 15 days aging, which has contributed to positive cash flow.

         As announced on March 24, 2005, Eye Dynamics signed a Letter of Intent to acquire OrthoNetx, Inc., of Superior, Colorado. Due Diligence for the acquisition has begun, and is subject to certain conditions, including regulatory and corporate approvals.

         Sales prospects for the balance of 2005 appear strong, based on projections received from the company's exclusive distributor, MedTrak Technologies, Inc. (Scottsdale, AZ). The Company has broadened its line of medical products with its OtoTrak and MobiTrak systems. OtoTrak performs a broad range of tests including one that monitors head movement in both the horizontal and vertical planes (Vestibular Ocular Reflex). The MobiTrak is a compact, ultra lightweight, system ideally suited for field use.

         In April 2005, the Company entered into two individual agreements with the private label distributor and a special instrument dealer. The agreements provide that the Company will issue restricted common stock to the distributor and dealer as a sale incentive if certain conditions are reached pursuant to the agreements.

Item 3.  Controls and Procedures.

         At the end of the period covered by this Form 10-QSB, the Company's management, including the Chief Executive and Chief Financial Officers, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Chief Executive and Chief Financial Officers have determined that such controls and procedures are effective to ensure that information relating to the Company required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company's internal controls over financial reporting that were identified during the evaluation that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II           OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission Of Matters To A Vote Of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

         31.1 Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certificate of Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002




                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 16, 2005

                            By: /s/ Ronald A. Waldorf
                                ------------------------------------------
                                Ronald A. Waldorf, Chief Executive Officer