Form 10QSB/A
period 2005-03-31
EYE DYNAMICS INC
filed 2005-07-15
CIK 1097575

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

None

Item 6.  Exhibits

         31.1 Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


         32.1 Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002






                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 15, 2005

                            By: /s/ Ronald A. Waldorf
                                ------------------------------------------
                                Ronald A. Waldorf, Chief Executive Officer