Form 10QSB
period 2005-06-30
EYE DYNAMICS INC
filed 2005-08-15
CIK 1097575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005

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

        The number of shares outstanding of the issuer's common stock as of June 30, 2005 was 21,674,880.

   Transitional Small Business Disclosure Format (check one) ( ) Yes; (X) No.

PART I. FINANCIAL INFORMATION


                                   ASSETS
Current Assets
  Cash                                                              $   339,068
  Certificate of deposits                                               400,000
  Accounts receivable, net of allowance for bad debt of $899            157,333
  Note receivable, net of allowance for loan losses of $67,334            9,115
  Inventory                                                             264,000
  Prepaid expenses and taxes                                             21,515
                                                                    -----------
    TOTAL CURRENT ASSETS                                              1,191,031

Property and equipment, net of accumulated depreciation
  of $13,649                                                                795

Other Assets                                                            219,520
                                                                    -----------

TOTAL ASSETS                                                        $ 1,411,346
                                                                    ===========


                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                  $    39,989
  Accrued expenses                                                       26,517
                                                                    -----------
    TOTAL CURRENT LIABILITIES                                            66,506
                                                                    -----------
Stockholders' Equity
  Common stock, $0.001 par value; 50,000,000 shares authorized;
    21,674,880 shares issued and outstanding                             21,674
  Paid-in capital                                                     3,607,618
  Accumulated deficit                                                (2,284,452)
                                                                    -----------
    TOTAL STOCKHOLDERS' EQUITY                                        1,344,840
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 1,411,346
                                                                    ===========

                                                          FOR THREE MONTHS                      FOR SIX MONTHS
                                                            ENDED JUNE 30,                      ENDED JUNE 30,
                                                 ---------------------------------    --------------------------------
                                                        2005             2004                 2005            2004
----------------------------------------------------------------------------------------------------------------------
Sales - Products                                    $   402,785      $   456,581          $   719,694     $ 1,065,457

Cost of Products                                        187,283          213,451              337,334         506,433
                                                 ---------------------------------------------------------------------

Gross profit                                            215,502          243,130              382,360         559,024

Selling, general and administrative expenses            174,581          174,473              415,355         348,153
                                                 ---------------------------------------------------------------------

Operating income (loss)                                  40,921           68,657              (32,995)        210,871
                                                 ---------------------------------------------------------------------

Other income(expenses)
  Interest and other income                                 128                -                  278              60
  Interest expense                                         (194)            (921)              (1,088)         (2,030)
                                                 ---------------------------------------------------------------------
    Total other income (expenses)                           (66)            (921)                (810)         (1,970)
                                                 ---------------------------------------------------------------------

Net income (loss) before taxes                           40,855           67,736              (33,805)        208,901

Provision for income taxes                                1,276                -                2,076             800
                                                 ---------------------------------------------------------------------

Net income (loss)                                   $    39,579      $    67,736          $   (35,881)    $   208,101
                                                 =====================================================================

Net income (loss) per share-basic                   $      0.00      $      0.00          $     (0.00)    $      0.01
                                                 =====================================================================
Net income (loss) per share-diluted                 $      0.00      $      0.00          $     (0.00)    $      0.00
                                                 =====================================================================

Shares used in per share calculation-basic           21,674,880       17,883,081           19,812,314      17,883,081
Shares used in per share calculation-diluted         22,179,707       21,763,168           19,812,314      21,763,168

FOR SIX MONTHS ENDED JUNE 30,                                                  2005            2004
--------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                                        $    (35,881)   $    208,101
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation                                                                     80             114
    Provision for loan loss                                                       9,116               -
    Issuance of stock for services                                               68,000               -
    (Increase) Decrease in:
     Accounts Receivable                                                       (112,841)        (72,762)
     Inventory                                                                  (83,292)         (1,115)
     Prepaid and Others                                                          24,725             (29)
     Deferred Tax Asset                                                           1,276               -
    Increase (Decrease) in:
     Accounts Payable and Accrued Expenses                                       19,150         (56,908)
                                                                           -----------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                            (109,667)         77,401
                                                                           -----------------------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Repayment from Notes Receivable                                                 1,500               -
  Purchase of Certificate of Deposits                                          (400,000)              -
  Employee loan and advances                                                          -            (200)
                                                                           -----------------------------
NET CASH USED IN INVESTING ACTIVITIES                                          (398,500)           (200)
                                                                           -----------------------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Repayments on Notes Payable                                                         -         (39,602)
                                                                           -----------------------------
NET CASH USED IN FINANCING ACTIVITIES                                                 -         (39,602)
                                                                           -----------------------------

NET INCREASE (DECREASE) IN CASH                                                (508,167)         37,599

CASH BALANCE AT BEGINNING OF PERIOD                                             847,235         700,344
                                                                           -----------------------------

CASH BALANCE AT END OF PERIOD                                              $    339,068    $    737,943
                                                                           ============================

Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                                            $          -    $     78,889
  Taxes Paid                                                               $        800    $          -

Schedule of noncash investing and financing activities:
 Issuance of common stock for:
  Notes Payable                                                            $     40,000    $          -
  Accrued Interest                                                                6,339               -
                                                                           $     46,339    $          -

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS
-----------------------------------------------

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

A summary of significant accounting policies follows:

Presentation of Interim Information: The financial information at June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

The results for the three and six months ended June 30, 2005 may not be indicative of results for the year ending December 31, 2005 or any future periods.

Reclassification: Certain prior period balances have been reclassified to conform to the current period presentation.

NOTE 2 - BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

At June 30,                                               2005          2004
--------------------------------------------------------------------------------
Property and equipment, net
  Furniture and Fixtures                               $    1,113    $    1,113
  Equipment                                                13,331        13,331
--------------------------------------------------------------------------------
                                                           14,444        14,444
  Less: accumulated depreciation                          (13,649)      (13,455)
--------------------------------------------------------------------------------
    Total                                              $      795    $      989
================================================================================
Other Assets
  Deferred tax assets                                  $  217,957    $  205,436
  Deposits                                                  1,563        13,662
--------------------------------------------------------------------------------
    Total                                              $  219,520    $  219,098
================================================================================
Accrued Liabilities
  Commission payable                                   $   11,797    $   10,770
  Accrued insurance                                         6,831             -
  Warranty reserve                                          7,458         6,779
  Accrued interest                                              -         4,239
  Other                                                       431        (1,580)
--------------------------------------------------------------------------------
    Total                                              $   26,517    $   20,208
================================================================================


NOTE 3 - RETIREMENT OF DEBT

In April 2005, the Company converted notes payable of $40,000 and accrued interest of $6,339 into 3,591,799 shares of common stock pursuant to the conversion privileges stated in the original note agreements. As a result, the Company did not recognize any gain or loss from these conversions.

NOTE 4 - INCOME TAXES

The Company accounts for income taxes using a balance sheet approach whereby deferred tax assets and liabilities are determined based on the differences in financial reporting and income tax basis of assets and liabilities. The differences are measured using the income tax rate in effect during the year of measurement.

The Company experienced significant net losses in prior fiscal years resulting in a net operating loss carryforward ("NOLC") for federal income tax purposes of approximately $1.2 million at December 31, 2004. The Company's NOLC will expire through 2021. The Company also has state NOLC approximately of $530,000. The state NOLC will expire through 2013.

NOTE 5 - NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income
(loss) per share:

                                                           Three Months ended June 30,     Six Months ended June 30,
                                                               2005           2004            2005           2004
                                                           ------------   ------------   ------------    ------------
Basic net income (loss) per share:
  Net income (loss)                                        $     39,579   $     67,736   $    (35,881)   $    208,801
                                                           ------------   ------------   ------------    ------------
  Weighted average number of common shares                   21,674,880     17,883,081     19,812,314      17,883,081
                                                           ------------   ------------   ------------    ------------
  Basic net income (loss) per common share                 $       0.00   $       0.00   $      (0.00)   $       0.01
                                                           ============   ============   ============    ============
Diluted net income (loss) per share:
  Net income (loss)                                        $     39,579   $     67,736   $    (35,881)   $    208,801
  Addback: Debenture interest                                         -            700              -           1,400
                                                           ------------   ------------   ------------    ------------
  Adjusted net income (loss)                               $     39,579   $     68,436   $    (35,881)   $    210,201
                                                           ------------   ------------   ------------    ------------
  Weighted average number of common shares                   21,674,880     17,883,081     19,812,314      17,883,081
  Incremental shares from assumed conversion:
     Convertible debt                                                 -      3,591,799              -       3,591,799
     Stock options and warrants                                 504,827        288,288              -         288,288
                                                           ------------   ------------   ------------    ------------
  Adjusted weighted average number of common shares          22,179,707     21,763,168     19,812,314      21,763,168
                                                           ------------   ------------   ------------    ------------
  Diluted net income (loss) per common share               $       0.00   $       0.00   $      (0.00)   $       0.01
                                                           ============   ============   ============    ============

As the Company incurred net loss for the six months ended June 30, 2005, the effect of dilutive securities totaling 513,333 equivalent common shares have been excluded from the calculation of diluted net loss per share because their effect was anti-dilutive.

NOTE 6 - STOCK OPTIONS

On January 3, 2005, the Board of Directors approved to issue stock options to current directors for their services rendered in the amount of 20,000 shares for each of the years from 1999 through 2004, pursuant to approval granted in 1998 at the annual shareholders' meeting. The total options for each of directors shall be 120,000 shares. The options are vesting immediately and exercisable at $0.15 per share through January 3, 2007.

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

                                                             Three Months    Six Months
                                                                 ended          ended
                                                            June 30, 2005   June 30, 2005
                                                            -------------   -------------
Net income (loss), as reported                               $    39,579     $   (35,881)

Deduct: Total stock-based employee compensation
expense determined under the fair value of awards,
net of tax related effects                                             -          39,600
                                                             -----------     -----------

Pro forma net income (loss)                                  $    39,579     $   (75,481)
                                                             ===========     ===========

Reported net income (loss) per share-basic and diluted       $      0.00     $     (0.00)
                                                             ===========     ===========

Pro forma net income (loss) per share-basic and diluted      $      0.00     $     (0.01)
                                                             ===========     ===========

NOTE 7 - MAJOR CUSTOMERS

During the three and six months ended June 30, 2005, the private label distributor accounted for $362,197 and $616,950 or 89.92% and 85.72% of total revenues, respectively.

During the three months ended June 30, 2004, the private label distributor accounted for $327,659 or 71.8% of total revenues.

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

NOTE 9 - CHANGE OF OFFICERS

On January 11, 2005, the Board of Directors elected the Chairman of the Board to be the Company's new Chief Executive Officer (CEO). The former CEO remains as the Company's chief financial officer and president.

NOTE 10 - GUARANTEES AND PRODUCT WARRANTIES

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of June 30, 2005.

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

The following table presents the changes in the Company's warranty reserve during the first six months of 2005:

          Balance as of January 1, 2005          $   8,884
          Provision for warranty                     1,748
          Utilization of reserve                    (3,174)
                                                  --------
          Balance as of June 30, 2005            $   7,458
                                                  ========

NOTE 11 - PENDING BUSINESS ACQUISITION

On March 24, 2005, the Company announced intent to acquire 100% issued and outstanding shares of OrthoNetx, Inc., a Colorado-based provider of medical devices for osteoplastic surgery. The acquisition will be completed as a stock transaction in which OrthoNetx shareholders will receive equal number of the Company's outstanding shares at the closing date. The acquisition is subject to certain customary conditions including certain regulatory approvals. As part of the transaction, the President and CEO of OrthoNetx will assume the position of CEO of the merged company.

NOTE 12 - SALES INCENTIVE AGREEMENTS

In April 2005, the Company entered into two individual agreements with the private label distributor and a special instrument dealer. The agreements provide that the Company will issue restricted common stock to the distributor and dealer as a sale incentive if certain conditions are reached pursuant to the agreements. As of June 30, 2005, none of these conditions are reached and the Company issued no shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

 GENERAL

         Certain of the statements contained in this report, including those under "Management's Discussion and Analysis or Plan of Operation," and especially those contained under "Liquidity and Capital Resources" may be "forward-looking statements" that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to Eye Dynamics, Inc. ("the Company") on the date hereof and the Company assumes no obligation to update any such forward-looking statements. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Company's Annual Report on Form 10-KSB as well as risks associated with managing the Company's growth. While the Company believes that these statements are accurate, the Company's business is dependent upon general economic conditions and various conditions specific to the document and content management industry and future trends and results cannot be predicted with certainty.

RESULTS OF OPERATIONS (THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004)

         For the quarter ended June 30, 2005, the Company reported net income of $39,579, or $0.00 per share, compared with net income of $67,736, or $0.00 per share for the corresponding quarter in 2004. The decrease is principally due to a decrease in revenues from $456,581 in 2004 to $402,785 in 2005. As cost of goods remained relatively constant as a percentage of revenues, and general and administrative expenses were relatively unchanged, the decrease in net income is almost entirely due to the reduction in revenues.

RESULTS OF OPERATIONS (SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004)

         For the six months ended June 30, 2005, the Company reported net loss of $35,881, or $0.00 per share, compared with net income of $208,101, or $0.01 per share, for the six months ended June 30, 2004. The loss in the current period is due primarily to an overall reduction in revenues from $1,065,347 in the 2004 period to 719,694 during the 2005 period, as well as an increase in general and administrative expenses from $348,153 to $415,355.

         The increase in general and administrative expense is principally due to legal costs associated with the due diligence of the pending acquisition of OrthoNetx, as well as marketing costs associated with upcoming professional conventions and efforts to broaden our international sales program.

             A reorganization of the Company's exclusive distributor (MedTrak Technologies, of Scottsdale, Arizona) that began in the first quarter of 2005 is beginning to show results. For instance, revenues for the second quarter of 2005 were 27% higher compared to the first quarter of 2005 ($316,909). As further evidence of the impact of the changes in the marketing organization and its strategies, July 2005 revenues were $161,576 (unaudited), and management believes this trend will continue. The company is working closely with the management of MedTrak to ensure that the marketing efforts related to the largest gathering of Ear, Nose and Throat specialists in the world - American Academy of Otolaryngology (in September of 2005) as well as the American
Academy of Audiology (April of 2006)-- produce results in line with years past.

         LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents as of June 30, 2005 of $739,068 allows for payment of all outstanding invoices on a current basis. Account payables are current and the Company has not borrowed against credit lines.

         Inventory as of June 30, 2005 was $264,000, which is basically holding steady compared to that of the first quarter, even with the increase in sales.

            Accounts receivable as of June 30, 2005 were higher then expected, at $158,232, because of an internal administrative error in an invoicing procedure. The error has been corrected and $99,049 of this amount was received in July. The company's aging amounts are a favorable representation of the company's generally excellent cash flow.

             The company has placed a significant, yet appropriate, portion of its cash reserves into income producing products such as money market funds and date laddered certificates of deposit.

         As announced on March 24, 2005, Eye Dynamics signed a Letter of Intent to acquire OrthoNetx, Inc., of Superior, Colorado. Both companies are continuing with their due diligence on the transaction, which has been proceeding in a satisfactory manner The transaction is subject to execution of a definitive Agreement and Plan of Merger, and is also subject to customary conditions, including regulatory approvals.

ITEM 3. CONTROLS AND PROCEDURES.

         At the end of the period covered by this Form 10-QSB, the Company's management, including the Chief Executive and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Chief Executive and Chief Financial Officer have determined that such controls and procedures are effective to ensure that information relating to the Company required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company's internal controls over financial reporting that were identified during the evaluation that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period the Company issued 3,004,719 shares of Common Stock to three holders of Convertible Notes upon the conversion of the Convertible Notes. The Company believes these transactions were exempt from the registration provisions of the Securities Act of 1933 by reason of Section 4(2) thereof.

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

Date: August 15, 2005

                                 By: /s/ Ronald A. Waldorf
                                     ---------------------
                                     Ronald A. Waldorf, Chief Executive Officer