Form 10QSB
period 2005-09-30
EYE DYNAMICS INC
filed 2005-11-14
CIK 1097575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of September 30, 2005, the issuer had 21,674,880 shares of common stock outstanding.

   Transitional Small Business Disclosure Format (check one) ( ) Yes; (X) No.

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

         We desire to take advantage of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. This Report on Form 10-QSB contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, acquisitions, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "may," "will," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

         Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below "Management's Discussion and Analysis and Plan of Operation," as well as those discussed elsewhere in this Report, and the risks discussed in our most recently filed Annual Report on Form 10-KSB and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors that may affect our business.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



EYE DYNAMICS, INC.

BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2005


                                     ASSETS
Current Assets
  Cash                                                              $   154,786
  Certificate of deposits                                               402,977
  Accounts receivable, net of allowance for bad debt of $899            101,458
  Note receivable, net of allowance for loan loss of $67,334              7,615
  Inventory                                                             297,975
  Prepaid expenses                                                       24,691
                                                                    ------------
    TOTAL CURRENT ASSETS                                                989,502

Property and equipment, net of accumulated depreciation
  of $13,888                                                              7,746

Other assets                                                            223,085
                                                                    ------------

TOTAL ASSETS                                                        $ 1,220,333
                                                                    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                  $    81,615
  Accrued expenses                                                        9,466
    TOTAL CURRENT LIABILITIES                                            91,081

Stockholders' Equity
  Common stock, $0.001 par value; 50,000,000 shares
    authorized; 21,674,880 shares issued and outstanding                 21,675
  Paid-in capital                                                     3,607,617
  Accumulated deficit                                                (2,500,040)
                                                                    ------------
    TOTAL STOCKHOLDERS' EQUITY                                        1,129,252
                                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 1,220,333
                                                                    ============
See Notes to Interim Unaudited Financial Statements


EYE DYNAMICS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)


                                                              For Three Months                    For Nine Months
                                                            ended September 30,                 ended September 30,
                                                  --------------------------------      ----------------------------------
                                                       2005                2004              2005               2004
--------------------------------------------------------------------------------------------------------------------------
Sales - Products                                  $    283,005       $    437,421       $  1,002,699       $  1,502,878

Cost of Products                                       122,340            206,037            459,674            712,470
                                                  ----------------------------------------------------------------------

Gross profit                                           160,665            231,384            543,025            790,408

Selling, general and administrative expenses           383,377            180,190            798,732            528,343

Operating income (loss)                               (222,712)            51,194           (255,707)           262,065
                                                  ----------------------------------------------------------------------

Other income (expenses)
  Interest and other income                              3,753              9,240              4,031              9,300
  Interest and other expenses                             (194)              (789)            (1,282)            (2,819)
                                                  ----------------------------------------------------------------------
    Total other income (expenses)                         3,559              8,451              2,749              6,481
                                                  ----------------------------------------------------------------------

Net income (loss) before taxes                        (219,153)            59,645           (252,958)           268,546

Provision for income taxes (benefits)                   (3,565)                --             (1,489)               800
                                                  ----------------------------------------------------------------------

Net income (loss)                                 $   (215,588)      $     59,645       $   (251,469)      $    267,746
                                                  ======================================================================

Net income (loss) per share-basic                 $      (0.01)      $       0.00       $      (0.01)      $       0.01
                                                  ======================================================================
Net income (loss) per share-diluted               $      (0.01)      $       0.00       $      (0.01)      $       0.01
                                                  ======================================================================

Shares used in per share calculation-Basic          21,674,880         17,883,081         20,433,169         17,883,081
Shares used in per share calculation-Diluted        21,674,880         21,710,174         20,433,169         21,710,174

See Notes to Interim Unaudited Financial Statements


EYE DYNAMICS, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)


FOR NINE MONTHS ENDED SEPTEMBER 30,                                          2005            2004
----------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                                       $(251,469)      $ 267,746
  Adjustments to reconcile net income (loss) to net cash provided by
 (used in) operating activities:
    Depreciation                                                                319             171
    Provision for loan loss                                                   9,116              --
    Issuance stock for services                                              68,000              --
    (Increase) Decrease in:
     Accounts receivable                                                    (56,966)        (42,093)
     Inventory                                                             (117,267)        (30,184)
     Prepaids and other assets                                               21,549           6,587
     Deferred tax assets                                                     (2,289)             --
    Increase (decrease) in:
     Accounts payable and accrued expenses                                   43,725         (70,495)
                                                                          --------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        (285,282)        131,732
                                                                          --------------------------

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                         (7,190)             --
  Purchase of certificate of deposit                                       (402,977)             --
  Repayment from notes receivable                                             3,000              --
  Employee loans and advances                                                    --            (500)
                                                                          --------------------------
NET CASH USED IN INVESTING ACTIVITIES                                      (407,167)           (500)
                                                                          --------------------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net repayments on notes payable                                                --         (71,284)
                                                                          --------------------------
NET CASH USED IN FINANCING ACTIVITIES                                            --         (71,284)
                                                                          --------------------------

   NET INCREASE (DECREASE) IN CASH                                         (692,449)         59,948

Cash balance at beginning of period                                         847,235         700,344
                                                                          --------------------------

CASH BALANCE AT END OF PERIOD                                             $ 154,786       $ 760,292
                                                                          ==========================

Supplemental Disclosures of Cash Flow Information:
  Taxes Paid                                                              $     800       $  58,555
  Taxes Refund                                                                4,560           9,118

Schedule of noncash investing and financing activities:
 Issuance of common stock for:
  Notes Payable                                                           $  40,000       $      --
  Accrued Interest                                                            6,339              --
                                                                          --------------------------
                                                                          $  46,339       $      --
                                                                          ==========================

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

         A summary of significant accounting policies follows:

         PRESENTATION OF INTERIM INFORMATION: The financial information at September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

         The results for the three and nine months ended September 30, 2005 may not be indicative of results for the year ending December 31, 2005 or any future periods.

         RECLASSIFICATION: Certain prior period balances have been reclassified to conform to the current period presentation.

NOTE 2 - BALANCE SHEET DETAILS

         The following tables provide details of selected balance sheet items:

At September 30,                                                        2005
===============================================================================
Property and equipment, net
  Furniture and Fixtures                                              $   1,113
  Equipment                                                              20,521
--------------------------------------------------------------------------------
                                                                         21,634
  Less: accumulated depreciation                                        (13,888)
--------------------------------------------------------------------------------
    Total                                                             $   7,746
===============================================================================
Other Assets
  Deferred tax assets                                                 $ 221,522
  Deposits                                                                1,563
--------------------------------------------------------------------------------
    Total                                                             $ 223,085
===============================================================================
Accrued Liabilities
  Accrued insurance                                                   $   1,708
  Warranty reserve                                                        7,458
  Other                                                                     301
--------------------------------------------------------------------------------
    Total                                                             $   9,467
===============================================================================

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

NOTE 5 - NET INCOME (LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                              Three Months ended                    Nine Months ended
                                                                  September 30,                       September 30,
                                                             2005              2004               2005               2004
                                                        ---------------------------------     --------------------------------
Basic net income (loss) per share:
  Net income (loss)                                      $   (215,588)      $     59,645      $   (251,469)      $    267,746
                                                         -------------      -------------     -------------      -------------
  Weighted average number of common shares                 21,674,880         17,883,081        20,433,169         17,883,081
                                                         -------------      -------------     -------------      -------------
  Basic net income (loss) per common share               $      (0.01)      $       0.00      $      (0.01)      $       0.01
                                                         =============      =============     =============      =============
Diluted net income (loss) per share:
  Net income (loss)                                      $   (215,588)      $     59,645      $   (251,469)      $    208,801
  Addback: Debenture interest                                      --                700                --              2,100
                                                         -------------      -------------     -------------      -------------
  Adjusted net income (loss)                             $   (215,588)      $     60,345      $   (251,469)      $    210,901
                                                         -------------      -------------     -------------      -------------
  Weighted average number of common shares                 21,674,880         17,883,081        20,433,169         17,883,081
  Incremental shares from assumed conversion:
     Convertible debt                                              --          3,591,799                --          3,591,799
     Stock options and warrants                                    --            235,294                --            235,294
                                                         -------------      -------------     -------------      -------------
  Adjusted weighted average number of common shares        21,674,880         21,710,174        20,433,169         21,710,174
                                                         -------------      -------------     -------------      -------------
  Diluted net income (loss) per common share             $      (0.01)      $       0.00      $      (0.01)      $       0.01
                                                         =============      =============     =============      =============

         As the Company incurred net loss for the three and nine months ended September 30, 2005, the effect of dilutive securities totaling 475,384 and 2,101,182 equivalent common shares, respectively, have been excluded from the calculation of diluted net loss per share because their effect was anti-dilutive.

EYE DYNAMICS, INC.

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

                                                            Three Months           Nine Months
                                                                ended                 ended
                                                         September 30, 2005     September 30, 2005
                                                         ------------------   ---------------------
Net loss, as reported                                        $ (215,588)           $(251,469)
Deduct: Total stock-based employee compensation
  expense determined under the fair value of awards,
  net of tax related effects                                         --               39,600
                                                             -----------           ----------
Pro forma net loss                                           $ (215,588)           $(291,069)
                                                             ===========           ==========

Reported net income (loss) per share-basic and diluted       $    (0.01)           $   (0.01)
                                                             ===========           ==========
Pro forma net income (loss) per share-basic and diluted      $    (0.01)           $   (0.01)
                                                             ===========           ==========

NOTE 7 - MAJOR CUSTOMERS

         During the three and nine months ended September 30, 2005, the private label distributor accounted for $244,230 and $861,180 or 86.31% and 85.89% of total revenues, respectively.

         During the three months ended September 30, 2004, the private label distributor accounted for $271,592 or 62.1% of total revenues.

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

         The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of September 30, 2005.

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

         The following table presents the changes in the Company's warranty reserve during the first nine months of 2005:

         Balance as of January 1, 2005                           $   8,884
         Provision for warranty                                      2,456
         Utilization of reserve                                     (3,882)
                                                                 ----------
         Balance as of September 30, 2005                        $   7,458
                                                                 ==========
NOTE 11 - PENDING BUSINESS ACQUISITIONS

         On September 1, 2005, the Company entered into an Agreement and Plan of Merger to acquire all of the outstanding and issued shares of OrthoNetx, Inc., a Colorado-based provider of medical devices for osteoplastic surgery. The acquisition will be completed as a stock transaction in which OrthoNetx shareholders will receive equal number of the Company's outstanding shares at the closing date. The acquisition is subject to customary conditions, including certain regulatory approvals. As part of the transaction, the President and CEO of OrthoNetx will assume the position of CEO of the merged company. The acquisition is expected to be closed in the fourth quarter of 2005.

NOTE 12- SALES INCENTIVE AGREEMENTS

         In April 2005, the Company entered into two individual agreements with the private label distributor and a special instrument dealer. The agreements provide that the Company will issue restricted common stock to the distributor and dealer as a sales incentive if certain conditions are reached pursuant to the agreements. As of September 30, 2005, none of these conditions has been satisfied and the Company has issued no shares.

EYE DYNAMICS, INC.

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 13 - AUTHORIZED SHARES

         In September 2005, the shareholders approved an increase in the number of authorized shares of Common Stock to 100 million. The amendment to the Articles of Incorporation effecting this increase was filed in November.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT. EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SEE "CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS" ABOVE.

BUSINESS OVERVIEW

         Eye Dynamics (the "Company") designs, develops, produces and markets diagnostic equipment that measures, tracks and records human eye movements, utilizing its proprietary technology and computer software. The products perform separate, but related, functions and target two separate markets. First, the Company markets a neurological diagnostic product that tracks and measures eye movements during a series of standardized tests, as an aid in diagnosing problems of the vestibular (balance) system and other balance disorders. Second, the Company's impairment detection devices target the corporate and criminal justice markets, and are designed to test individuals for impaired performance resulting from the influence of alcohol, drugs, illness, stress and other factors that affect eye and pupil performance. Eye Dynamics is a Nevada corporation formed in 1989.

RESULTS OF OPERATIONS

         Revenues from the sale of medical products during the third quarter were $283,005, representing a 35% decrease in revenues compared to the same quarter in 2004. The decline in revenues resulted in a loss for the quarter of $215,588, or $.01 per share, compared with net income of $59,645 ($.01 per share) in the corresponding quarter in 2004. In addition to the effect of the decline in revenues, the loss stems largely from ongoing expenditures related to the pending acquisition of OrthoNetx, Inc., increased marketing costs associated with trade shows and sales related activities, and costs related to the Company's international marketing efforts. In addition, there were two extraordinary expenses arising out of the retirement of Charles E. Phillips, the Company's Chief Financial Officer. The first was accrued vacation pay of $29,423, and the second was a bonus payment of $60,000 arising out of the Company's profitable activity in the 2003 fiscal year. Mr. Phillips and the Company negotiated a payment equal to 50% of the amount to which he was entitled under his employment agreement.

         Revenues for the nine month period of 2005 were $1,002,699, compared to $1,502,878 for the same period of 2004. After tax, the loss for the nine month period was $251,469, compared to net income of $267,746 for the corresponding period in 2004. Net loss per share was $0.01 for the nine month period of 2005, compared to a net income of $0.01 per share in 2004.

         The Company has launched a number of initiatives to increase revenues and profitability. The first is a strengthening of the Company's network of sales agents. During the period the Company recruited several new special instrument dealers to represent its products and to increase market coverage. These dealers will augment the dealer network utilized by MedTrak Technologies, the Company's exclusive domestic marketing partner.

         The second initiative is an expansion of the Company's international marketing efforts. On September 15th the Company announced the execution of an exclusive distribution agreement with MD International, the largest supplier of medical equipment to Latin America and the Caribbean, to increase its market penetration of these areas.

         The Company expects an increase in revenue from efforts launched by MedTrak in connection with a rental program (ScotTrak) now being rolled out nationally. This rental program offers new opportunities for the Company's VNG product line, which is incorporated into the package (i.e., ScotTrak Balance Assessment and Fall Rehabilitation Program).

         With October's revenue estimated to be $200,000, the Company believes that its efforts to bolster domestic marketing are beginning to produce results while, at the same time, taking advantage of international opportunities.

         The Company continues to pursue commercialization of its Safety Scope(TM) worker impairment screening product. In July of 2005 the Company announced that it had retained the services of Circadian Technologies to conduct market research on the demand for that product. Preliminary data indicates that approximately 42% of the companies surveyed would be receptive to impairment screening of their workers.

         As announced on March 24, 2005, Eye Dynamics signed a Letter of Intent to acquire OrthoNetx, Inc., of Superior, Colorado. The transaction is subject to certain customary conditions, including regulatory approvals. OrthoNetx issued a press release on August 1st related to receiving FDA approval for marketing of its GenerOs SB small bone generator, which incorporates the same patented technology as their FDA-approved GenerOs EX limb lengthener and GenerOs CF craniofacial bone generator. On September 6th, the Company announced the signing by both parties of a definitive Merger Agreement pursuant to the plan approved by the Boards of Directors of both companies.

         On September 20th the Company held its 2005 Annual Meeting of Stockholders, at which certain matters relating to the proposed merger were approved by the Company's shareholders.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents as of September 30, 2005 totaled $739,068, which allows for payment of all outstanding invoices on a current basis. Accounts payable are current and the Company has not borrowed against credit lines. Inventory as of September 30, 2005 was $264,000, which is generally comparable to prior quarters. Accounts receivable as of September 30, 2005 were $101,458. The Company's aging amounts are a very favorable representation of its cash flow, and its collection experience has been very favorable.

         The Company has placed a significant portion of its cash reserves into income producing products, such as money market funds and date-laddered certificates of deposit, to maximize return while protecting capital.

ITEM 3. CONTROLS AND PROCEDURES.

         As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic SEC filings.
There has been no change during the quarter in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceedings.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Shareholders on September 20, 2005. Stockholders holding 12,189,026 shares were present in person or by proxy, constituting a quorum. The following are the results of the voting:

         1. Election of Directors:

                Nominee                  For                  Withheld
                -------                  ---                  --------

                Ronald A. Waldorf        11,911,012           245,014

                Charles E. Phillips      11,911,012           245,014

         2. Amendment of Articles of Incorporation to increase authorized capital to 100,000,000 shares:

                                For            Against          Abstain
                                ---            -------          -------

                                11,842,448     293,578            5,300

         3. Change of corporate name to AcuNetx, Inc., conditional on consummation of merger with OrthoNetx, Inc.:

                                For            Against          Abstain
                                ---            -------          -------

                                12,094,076      39,800           55,150

         4. Approval of new Bylaws:

                                For            Against          Abstain
                                ---            -------          -------

                                11,983,326      12,500          143,200

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS

         31.1 Certification of the Company's Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

         31.2 Certification of the Company's Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

         32.1 Certification of the Company's Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

         32.2 Certification of the Company's Chief Financial Officer Pursuant to 18 U.S.C. Section 1350




                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2005
                               By: /s/ Ronald A. Waldorf
                                   ------------------------------------------
                                   Ronald A. Waldorf, Chief Executive Officer