Form 10KSB
period 2005-12-31
AcuNetx, Inc.
filed 2006-03-31
CIK 1097575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(X) Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

                                  AcuNetx, Inc.
                                  -------------
                 (Name of small business issuer in its charter)

           Nevada                                       88-0249812
           ------                                       ----------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
     of incorporation)

1000 S. McCaslin, Suite 300, Superior, CO                     80027
-----------------------------------------                     -----
   Address of principal executive offices)                 (ZIP Code)

                                  303-494-1681
                                  ------------
                            Issuer's telephone number

      Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock Par Value $.001 per share

         Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (X)

         State issuer's revenues for its most recent fiscal year: $1,402,677

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as a specified date within the past 60 days: $8,948,154 as of March 1, 2006.

         The number of shares outstanding of the issuer's common stock as of March 1, 2006 was 56,252,897.


                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Registrant's Definitive Proxy Statement for its 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-KSB. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-KSB, the Definitive Proxy Statement is not deemed to be filed as a part hereof.

         Transitional Small Business Disclosure Format (check one):
( ) Yes (X) No

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND; MERGER OF EYE DYNAMICS, INC. AND ORTHONETX, INC.

         AcuNetx, Inc. was formed by the merger of Eye Dynamics, Inc. and OrthoNetx, Inc. in December of 2005. AcuNetx is organized around three separate divisions: (i) a medical division with neurological diagnostic equipment, (ii) a medical division with devices that create new bone, and (iii) a division with products for occupational safety and law enforcement. For all its devices, AcuNetx is integrating an information technology (IT) platform that allows the device to capture data about the physiological condition of a human being. Our IT platform is designed to gather data and connect the device-related data with users and support persons. Our products include the following:

         o Neurological diagnostic equipment that measures, tracks and records human eye movements, utilizing our proprietary technology and computer software, as a method to diagnose problems of the vestibular (balance) system and other balance disorders.
         o Devices designed to test individuals for impaired performance resulting from the influences of alcohol, drugs, illness, stress and other factors that affect eye and pupil performance. These products target the occupational safety and law enforcement markets.
         o Orthopedic and craniomaxillofacial (skull and jaw) surgery products, which generate new bone through the process of distraction osteogenesis.
         o A proprietary information technology system called SmartDevice-Connect(TM) ("SDC") that establishes product registry to individual patients and tracks device behavior for post-market surveillance, adverse event and outcomes reporting, and creates "smart devices" that gather and transmit physiological data concerning the device and its interaction with the patient.

INTRODUCTION--EYE TRACKING DEVICES

         The human eye is a very sensitive organ. Eye movements and pupil reactions are excellent indicators of the presence of disease, drugs or other conditions that can alter the normal response of the human oculomotor system. In particular, our eye-tracking technology addresses the central nervous system condition of nystagmus, a rapid, involuntary back-and-forth or up-and-down oscillation of the eyeball. Nystagmus occurs in different forms and has a number of causes, ranging from the serious (e.g., a tumor in the brain or ear) to the benign (such as positional dizziness). The consumption of certain drugs and alcohol also causes nystagmus, and there is a direct and quantifiable correlation between blood alcohol concentration in the body and the angle of onset of nystagmus. Medical research conducted over the past fifty years has furnished evidence demonstrating a relationship between irregular eye movement and abnormal central nervous system physiology. The causes of these conditions are numerous, and include the influences of alcohol, drugs, illness, stress, extreme fatigue and other neurological conditions

         The basic technology used in all of our eye-tracking products is similar, yet differs in its application and use. The products utilize infrared sensitive video cameras to monitor, record and analyze eye performance and movement. All the products share in a modular concept to promote efficiency in manufacturing. The products are PC computer based with specialized and proprietary hardware and embedded firmware. A common element of the products is the Ocular Motor Module, where the subject being tested peers into a dark environment. The products include an infrared sensitive Charge Coupled Device video camera that provides a bright video image, even though the person being tested sees nothing but a small stimulus or tracking light amid complete darkness. All our VNG devices are designed to enable doctors to better diagnose balance problems, including those (especially the elderly) who are in danger of falling.

EYE-TRACKING PRODUCTS

         MEDICAL PRODUCTS. Eletronystagmographic (ENG) testing is a standard medical procedure that employs electrodes to assess eye movement and a pen recorder to display the results. ENG is used in assessing problems of the balance system of patients. Now, videonystagmography (VNG) assesses eye movements using infrared video cameras and has largely replaced ENG.

         We brought the use of infrared illumination of the eyes into clinical use in 1994 when the U.S. Food and Drug Administration ("FDA") approved marketing of our House InfraRed/VNG System. This device was the first to replace the electrodes with infrared sensitive video cameras and with computer digital processing that follows the movement of the eyes and graphically portrays the movements much like the pen recorder. The test subject wears a lightweight goggle assembly which uses micro-miniature video cameras. The goggle is an essential instrument because certain of the VNG tests require the patient to move his head and often to recline on an examining table. We believe the accuracy and display of the Infrared/VNG System represents a significant improvement over other existing testing methods. In addition, the use of video by the Infrared/VNG System allows the test administrator or medical practitioner to observe the eye movements directly and can provide a video recording of the test for later playback and additional analysis. We believe that this is a significant improvement over prior technology. Since 1994, when we received FDA approval to market this product, most every competitor has changed from electrodes and is embracing video data acquisition as a superior technology. Results from the tests are used by physicians and clinicians.

         Our computer-based system, with proprietary Eye Position Interface Controller, "locks" on to the pupils and independently tracks the horizontal and vertical movements of each eye. The nystagmus is displayed in real time, saved, analyzed and printed. Our four channel system comes with a 12" Quad/Video Monitor that displays both eyes on a single video screen.

         We developed the system in conjunction with the House Ear Clinic and House Ear Institute, Los Angeles, California. The "House" name is used with the permission of the House Ear Institute.

         IMPAIRMENT DETECTION PRODUCTS. Our impairment detection product, SafetyScan(TM), allows employers and others to screen individuals for physiological signs of impairment. The system evaluates involuntary changes in eye movements and/or pupil reactions, which may result from drug or alcohol abuse, reactions to medication, medical conditions, stress or fatigue. Occupations in the medical, aviation, emergency response, construction, manufacturing and transportation businesses are key markets for this technology. Unlike most drug and alcohol test methods, SafetyScan(TM) functions without the need for bodily fluids. Also, due to its less invasive nature, SafetyScan(TM) determines whether or not a person is impaired at the time of the test. It does not test for past use. Also, unlike blood, urine and saliva tests which only measure the presence of a substance in the body, SafetyScan(TM) takes into account the physiological effects of the substance.

         While substance abuse receives the most attention, worker impairment caused by other factors, such as prescription and over-the-counter medications, stress, extreme fatigue and illness, all result in significant expense to employers. Workers suffering from such impairments are characterized by low productivity, more accidents, higher workers' compensation and insurance costs, and equipment and merchandise damage. Different types of performance tests have evolved based on extensive scientific studies validating the relationship between test results and the impaired performance of an individual. They assess an individual's motor and cognitive skills at the time of the test.

         SafetyScan(TM) is based on methods developed by the federal government and used by law enforcement over the past 30 years. SafetyScan(TM) is a simple computer system that evaluates the ability of an individual's eyes to follow a moving light and react to a dim and bright light stimulus. SafetyScan(TM) is non-diagnostic and non-judgmental; it evaluates performance of the individual solely for safety and productivity purposes. The preferred pricing model is to place the units with the customer at no initial cost, except for a modest deposit, and to charge the customer a fee for each test administered. It is anticipated that the fees for such tests will range from $1 to $5 per test, depending on the monthly quantity of tests, with an average of approximately $3 per test. An employee looks into the SafetyScan(TM) viewport and focuses on a moving point of light. A video camera records the action, and software analyzes eye movement (smooth or jerky) and pupil reaction (small or large) and renders a determination on whether there is deviation from the person's pre-recorded baseline, thus indicating impairment. It takes only 90 seconds for SafetyScan(TM) to test the human eye by measuring twenty parameters of eye movement and pupil change, assessing parameters of position and reaction time of the eye itself and the size of pupil. SafetyScan(TM) reports the result of the test instantly with a "Pass" or "Fail" result. SafetyScan(TM) offers users major advantages over traditional drug tests, in that the system can detect on-the-spot impairment and results are immediate. Designed for workplace testing, it can be utilized in a random testing or regularly scheduled testing environment. Traditional drug tests can take days to complete, which is useless for determining on the job impairment in real-time.

         SafetyScan(TM) promises to be an important component for evaluating an employee for occupational safety, particularly in life-dependent occupations, such as airline pilots, bus drivers, train engineers, firefighters, medical personnel, construction workers and law enforcement personnel, among others. Companies and government agencies around the world are beginning to evaluate this cost-effective technology as a replacement for traditional drug tests that require body fluids and are much more expensive to conduct.

         We believe that SafetyScan(TM) will be especially useful where fatigue in the workplace has an impairing effect on workers. To this end, we have contracted with a major human alertness technology consulting and research organization to optimize SafetyScan(TM) for fatigue testing. We believe SafetyScan(TM) will appeal to employers with round-the-clock workforces who desire to reduce industrial accidents caused by employee fatigue and to improve worker alertness and safety. The product is undergoing further design development to eliminate the need for a live operator. Test marketing is planned for late in 2006.

         We have also offered a variant of SafetyScan(TM), the EM/1, which is designed for use by law enforcement agencies for forensic purposes and for the evaluation of individuals suspected of driving or being under the influence of intoxicants. The EM/1 functions in a manner similar to SafetyScan(TM), but without the "Pass/Fail" result. Instead, the EM/1 delivers the video data for interpretation by the law enforcement agency.

         In most states, law enforcement agencies use a six point evaluation of people thought to be intoxicated, known as the Standardized Field Sobriety Test ("SFST"). The SFST includes three tests for balance and three tests involving eye performance. Thus, AcuNetx believes there is a need for a product that can be utilized, not only in the jail or precinct house, but in the field by traffic patrol cars. This product is expected to be offered in a 'handheld' or highly portable configuration.

         Hardware for the EM/1 is similar to SafetyScan(TM), but different operating software requires that a person trained and certified in SFST and drug recognition and evaluation operate the equipment and evaluate eye performance. >From the EM/1 test results and other test information, the evaluator draws an opinion as to whether the individual is impaired and under the influence of intoxicants or not, or whether medical treatment is indicated. The video record of the test is then available as evidence to support the conclusion of the law enforcement officer and, depending on the jurisdiction, may be admissible as evidence in court proceedings. The EM/1 has been priced at $14,000 per unit; however, we plan to introduce a more portable unit within the next two years, which is expected to be offered at a substantially lower price.

INTRODUCTION--DISTRACTION OSTEOGENESIS DEVICES FOR OSTEOPLASTIC SURGERY

         Osteoplastic (meaning to form or mold bone) surgery is the art and science of correcting deformities and deficiencies of the skeleton caused by errors of birth, trauma, infections and tumors. Osteoplastic surgery is applicable to all areas of the skeleton, including the skull and face, jaws, long bones of the upper and lower extremities, hands, wrists, feet, ankles and the spine.

         We hold patents and FDA approvals for a family of osteoplastic surgery products that generate new bone through the process of distraction osteogenesis. Together, these products address an estimated $730 million potential market. The first of these products, the GenerOs(TM) CF craniofacial bone generator, is now being sold commercially, with first sales in December 2004.

DISTRACTION OSTEOGENESIS PRODUCTS

         The GenerOs(TM) CF craniofacial bone generator is a device that assists surgeons in treating conditions such as birth deformities of the skull, facial bones and jaws. It is a small, proprietary device that enables distraction of the bones of the face and skull to correct developmental, congenital, and acquired defects and deficiencies. The device is made of surgical grade stainless steel with an internal gear system that allows for activation to take place even though the device is buried below the skin and soft tissues. The device is often implanted through incisions inside the mouth, thus minimizing external surgical scars.

         GenerOs(TM) CF utilizes two blocks that are fixed to the bone on either side of a surgically created bone cut with miniscrews. A small transcutaneous activation pin is turned, which drives a mechanism to separate the two blocks. As the two blocks are separated the bone gap is increased, to a recommended distance of 1mm per day. After the desired separation is achieved (usually 10mm
- 20mm in most cases), the pin is removed and the device is left in position on the bone until the bone is completely calcified. The device is then removed in a small outpatient procedure. GenerOs CF will distract up to 20 millimeters, which is adequate for approximately 95% of cases.

         The GenerOs(TM) CF offers features that differentiate it from competitive devices now available. It is small and adaptable to the bone, making it easy for the surgeon to use on patients of all ages and osteoplastic surgery needs. Also, it is inserted through the mouth for lower jaw applications and can be positioned for virtually any distraction vector required. It features break-off plates, which make it fast and simple for the surgeon to tailor to a patient's specific need. Finally, its removable, low profile activation pin is unobtrusive and leaves minimal scar.

         The GenerOs (TM) EX limb lengthener is a distraction osteogenesis device for the lengthening large bones of the upper and lower extremities. Limb lengthening by distraction osteogenesis is indicated for post-traumatic or congenital discrepancies in limb length. Generally, discrepancies in leg length of 2cm or greater may cause gait disturbances, back and hip/knee pain, and degenerative joint disease. There are approximately 157,000 such leg length discrepancies diagnosed in the U.S. each year, of which 5,500 are treated surgically. Upper extremity deficiencies and congenital anomalies resulting in deformed and foreshortened extremities comprise a lesser group that requires treatment. We have received FDA clearance for commercialization of this product. However, we believe that several minor modifications are desirable before marketing and sales begin.

         The GenerOs (TM) SB small bone generator has the identical form factor and specifications as GenerOs CF. The difference is an extension of approved indications for small bones of the extremities. We have received FDA clearance for commercialization of this device.

         Accessories sold in conjunction with GenerOs CF and SB include an Activation Tool and an Activation Pin Insertion/Removal (I-R) Tool. These tools are sold separately or in a combination Kit. Installation of the GenerOs CF and SB devices may be accomplished with standard bone plating tools and any bone screws from 1.5 mm - 2.0 mm diameter.

         The GenerOs (TM) DI dental implant distractor promotes dental (alveolar) bone generation and tooth replacement. It is estimated that approximately 55-65 million people in the U.S. have lost some or all of their teeth prematurely, and a significant portion of the adult population wear dentures of some kind. Dentures are problematic and can lead to further bone loss, which can cause the dentures to move and click. Distraction osteogenesis rebuilds the alveolar ridge, thus enabling the placement of dental implants, the most effective tooth replacement solution. Dental implants are permanent fixtures which allow for the placement of tooth prosthetics. Bone loss of the alveolar ridge (supporting bone of the jaw) prevents the placement of dental implants. The OrthoNetx dental product corrects the bone loss and serves as the permanent base for the dental implant. We have not yet applied for FDA approval of the GenerOs (TM) DI device.

MEDICAL INFORMATION TECHNOLOGY PLATFORM-(A FUTURE PRODUCT)

         We have acquired and are continuing to develop a technology platform based on a proprietary informatics system to support our medical devices (and potentially other medical devices), called SmartDevice-Connect(TM) ("SDC"). SmartDevice-Connect has the potential to:

         o Establish product registries to individual patients and track device behavior for post-market surveillance, adverse event and outcomes reporting,
         o Create "smart devices" that gather and transmit physiological data concerning the device residing in the patient to enable better physician enhancement of patient care, and to provide overall product knowledge and product risk management for the company,
         o Educate, certify and document the understanding of its physician customers, and
         o        Educate patients and obtain product informed consent.

         In addition to enhancing and differentiating our own products, we believe that SmartDevice-Connect can create a significant business opportunity among other manufacturers of medical devices and other medical products.

         Because we operate in the area of privacy and security of health care information storage, access and exchange by authorized parties, our software is designed to support regulatory and legal transactions, including product informed consent, physician training and certification, and registry and tracking of medical devices for post-market surveillance and adverse event reporting. Our information technology infrastructure allows connectivity among patients, doctors and medical device manufacturers to satisfy ethical, legal and regulatory (HIPAA) requirements for protecting patient information while supporting business transactions.

HIGH PRECISION DEVICES, INC.

         We own 20% of High Precision Devices, Inc. ("HPD"), an engineering, design and manufacturing firm that has, under contract, been instrumental in the development and manufacturing of the OrthoNetx GenerOs(TM) CF craniofacial bone generator and the GenerOs(TM) SB small bone generator. HPD has agreed to render design and manufacturing services related to distraction osteogenesis devices as well as "smart devices" solely for OrthoNetx. HPD will also provide research and development and manufacturing functions as requested. HPD is a full service engineering and manufacturing business specializing in precision mechanical instrumentation, medical, and aerospace-related devices.

MARKETING

         VIDEONYSTAGMOGRAPHY (VNG) PRODUCTS. Marketing of the Infrared/VNG System is conducted through an exclusive master distributor that operates through a network of independently owned sub-distributors, known as special instrument dealers. These independently owned businesses are distributors of not only the IR/VNG System, but of a variety of allied and related products for the audiometric and otolaryngology ("ENT") markets. These distributors are across the United States and operate in territories that are assigned both exclusively and non-exclusively to them by the master distributor. In addition, there are several foreign distributors that are merchandising the product in countries such as India, Egypt, Hungary, Turkey, Thailand, Taiwan and Korea. We are not yet offering the product in the European Community countries due to lack of the "CE" mark of approval that must be obtained prior to marketing in those countries.

         The market for the VNG products is relatively mature and represents estimated annual growth of 5%. However, because of the advancement of technology spurred by our introduction of video data acquisition methods in 1994, the market for replacement products has been strong. Also, we intend to expend efforts to open new markets for our products, including the neurology market, through our distributors and through mobile diagnostic providers of testing services.

         We contemplate that new versions of our VNG product will be marketed through an arrangement with MedTrak Technologies, our master distributor. AcuNetx is negotiating to restructure the relationship with MedTrak Technologies in order to enhance marketing effectiveness.

         IMPAIRMENT DETECTION PRODUCTS. We have test marketed an early version of SafetyScan(TM), and have sold a few units in the prison system for inmate testing in drug rehabilitation programs. Currently, full marketing plans are under development.

         In general, government drug testing regulations are based on urine testing, so testing of employees by governmental agencies, quasi-governmental agencies and certain regulated industries must comply with these regulations. Accordingly, some modification of these regulations must be achieved in order for the SafetyScan(TM) to gain broad acceptance in sectors subject to federal drug test regulations, such as those regulated by the Department of Transportation and certain others.

         These factors limit the overall size of the market currently available to private companies that are not regulated by the federal government with respect to testing employees for substance abuse. If a private employer falls within government regulated drug testing requirements, but desires to also use impairment testing methodologies, it must do so in addition to the government regulation requirements. This creates an additional cost to such testing and therefore may limit our access to that market.

         We have conducted discussions with various government agencies regarding modification of applicable regulations and procedures so that they will encompass testing based on eye movement and performance. While certain governmental agencies have expressed an interest in the AcuNetx products, we believe that modifying governmental testing regulations will be a lengthy process and success is not assured.

         DISTRACTION OSTEOGENESIS PRODUCTS. We have relied on unaffiliated distributors, advertising in medical and trade journals, exhibitions at trade conventions, direct mailings and our internal sales staff to market these products. However, we recently hired a Senior Vice President of Sales to oversee marketing and sales efforts of all our products, including the distraction osteogenesis product lines. Our marketing efforts in this area principally target surgeons, surgical clinics, and surgical supply distributors. Outside the United States we plan to sell our products through established local medical device distributors.

         INFORMATION TECHNOLOGY PRODUCTS/SERVICES. As we develop and deploy "smart device" technologies for our own products, we also intend to license our SmartDevice-Connect platform to other manufacturers of medical devices. We also anticipate that products incorporating our information technologies will be developed through collaboration with external companies or partners, and sold through companies with existing distribution channels.

COMPETITION

         VIDEONYSTAGMOGRAPHY(VNG)PRODUCTS. The principal competitors in the medical market producing VNG testing equipment are MicroMedical Technologies, Inc., ICS Medical Corporation and Interacoustics. Since our VNG product was introduced in 1994, these competitors have developed similar video-based VNG goggle products. As a result, the market has become very competitive and subject to pricing pressures. In response, we have reduced prices, with an adverse effect on overall gross margins. To combat this competitive pressure, AcuNetx has reduced manufacturing costs in an effort to offset the gross margin loss.

         IMPAIRMENT DETECTION PRODUCTS. Competition for SafetyScan(TM) is from companies that have developed tests and devices that evaluate motor and cognitive skills. These take the form of hand-eye coordination tests, divided attention tests and other behavioral tests or series of tests administered either in series or selectively. We have identified three such competitors that have marketed these products in the past, including Performance Factors, Inc., Essex Corporation, and Pulse Medical Instruments.

         We believe that only Pulse Medical Instruments is currently developing a product to be directly competitive with our products. The Pulse Medical product does not use video sensors and its results are displayed in graphic form on a computer monitor for the qualified expert to interpret. Based on information available to us, we anticipate that such a product will be more expensive than SafetyScan(TM), and we are not aware of whether the product has been validated as a useful device.

         SafetyScan(TM) differs from its competitors' approach because the SafetyScan(TM) test evaluates changes in eye performance, which are involuntary responses and not under the control of the individual. For this reason, these responses cannot be faked, spoofed, changed, improved upon or learned. All the other competitive forms of performance tests known to us can be learned, and over time the individual being tested can improve his skills. We believe that this difference is an important competitive advantage over other forms of performance testing.

         SafetyScan(TM) also competes with drug and alcohol abuse test kits and devices, which principally rely on collection and testing of urine or breath samples. In addition, certain drug and alcohol abuse tests now being developed will test saliva and/or hair for evidence of the presence of certain drugs or alcohol. The principal advantages of SafetyScan(TM) over others tests are the immediacy of results and the non-invasive nature of the test procedure. We believe that the potential for occupational safety improvement that SafetyScan(TM) will provide for life-risk professions, such as airline pilots, bus drivers and train engineers, will make the system a very important breakthrough for public safety in these fields.

         DISTRACTION OSTEOGENESIS DEVICES. Several companies offer devices which compete with our GenerOs(TM) devices, including Stryker Leibinger GmbH & Co. (bone distraction systems), KLS Martin, L.P. (distraction osteogenesis products), Walter Lorenz Surgical, Inc., a subsidiary of Biomet, Inc. (distraction osteogenesis devices), Ace Surgical Supply Co. (external mandible and dental distraction devices), Osteomed, Inc. (internal mandibular distraction device) and Wells Johnson Company (mandibular distraction device). We believe our distraction osteogenesis devices offer features that differentiate them from competitive devices currently available. Our devices are generally smaller and more adaptable to the bone, making it easy for the surgeon to use on patients of all ages and varying osteoplastic surgery needs. Also, our craniofacial device can be inserted through the mouth for lower jaw applications and can be positioned for virtually any distraction vector required, and features break-off plates, which make it fast and simple for the surgeon to insert. Finally, its removable, low profile activation pin is unobtrusive and leaves a minimal scar.

MANUFACTURING

         We have internally performed all design and engineering of our VNG and SafetyScan(TM) products, and have developed all software and validation of software algorithms that are used in the analysis portion of the proprietary software.

         Manufacturing of both the VNG products and SafetyScan(TM) is conducted primarily by subcontracting with various suppliers. We do not rely on a single supplier for the major manufacturing of items. Various companies build and test product modules on an OEM contract basis. We complete final integration and testing prior to shipment of devices to customers. All our products share in a modular concept for efficiency in manufacturing. Our electronic products are PC Computer based with specialized and proprietary hardware and embedded firmware. The common elements of the eye-tracking products are the viewport and the goggles, through which the individual being tested peers into a dark environment.

         Manufactured or fabricated modules include the molded eye piece, the goggle assembly, the viewport assembly and proprietary printed circuit boards. As a majority of the components in our products are readily available, we do not anticipate undertaking internal manufacturing of any components. Our in-house manufacturing operations consist only of assembly, testing and packaging.

         Our GenerOs distraction osteogenesis devices are manufactured under contract by High Precision Devices, Inc. ("HPD"). We own 20% of the outstanding Common Stock of HPD.

GOVERNMENT REGULATION

         Our VNG products have been cleared for marketing by the U.S. Food and Drug Administration (FDA), and we are licensed by the State of California as a Medical Device Manufacturer. SafetyScan(TM) and EM/1 are not subject to FDA regulation, as they are not considered medical devices. However, as discussed above under "Marketing," government regulations on substance abuse testing for government employees and certain private companies impact our ability to market the SafetyScan(TM) in these areas. In 2005, our Eye Dynamics division received ISO 13485-2003 Certification, which should assist in marketing these products.

         Our distraction osteogenesis products are medical devices, subject to regulation by the FDA and corresponding state agencies. In order for us to market these products for clinical use in the United States, we must obtain clearance from the FDA via 510(k) premarket notification or approval by a more extensive submission known as a premarket approval application ("PMAA"). In addition, certain material changes to medical devices also are subject to FDA review and clearance or approval. The FDA currently has cleared three of our products for sale under 510(k); the GenerOs CF, the GenerOs SB and the GenerOs EX.

         Sales of medical devices outside of the United States are subject to regulatory requirements that vary from country to country. The time required to obtain approval or sales internationally may be longer or shorter than that required for FDA clearance, and the requirements may differ.

PATENTS & PROPRIETARY PROTECTION

         We license the technology used in our performance evaluation products from Ronald A. Waldorf, a director of AcuNetx and President of our Eye Dynamics division, who holds a patent covering claims relating to tracking eye movements in the dark, utilizing infrared illumination and infrared sensitive video cameras, as well as the related analysis methodology. The patent was issued in 1989. The license is for the term of the underlying patent, and calls for nominal annual royalties of $100.

         AcuNetx is the owner of a patent issued in August 1992, covering certain technology underlying the SafetyScan(TM), principally relating to the apparatus for testing for impairment by tracking eye movements and pupil reactions to presented stimuli. Additionally, AcuNetx is the owner of 2 patents and a patent pending covering our devices for distraction osteogenesis.

         We hold an exclusive license for use of U.S. Patent Number 6,278,999 for the proposed medical device data-gathering-and-analysis component of our medical device risk management and patient outcomes system, the SmartDevice-Connect(TM) System. The owner of the patent is Dr. Terry Knapp, our Chief Executive Officer.

         The existence of patents may be important to our future operations, but there is no assurance that additional patents will be issued. We also rely on unpatented technology, know-how and trade secrets covering a number of items, particularly the methods of obtaining data regarding eye performance, and we rely on confidentiality agreements and internal procedures to protect such information.

EMPLOYEES

         AcuNetx employs seven full time employees, including four in executive and administrative positions, one in engineering and research, and two in sales and marketing. Our employees are not parties to any collective bargaining agreement, and we believe that our employee relations are satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

         Our principal executive offices are located at 1000 South McCaslin Blvd., Suite 300, Superior, Colorado, where we lease 3,900 square feet of office space at $19 per square foot per year (full service), for a period of two years. These facilities are adequate for AcuNetx corporate functions, OrthoNetx activities and SDC functions for the foreseeable future.

         We also maintain offices in Torrance, California for our Eye Dynamics division. We lease approximately 1,620 square feet in an industrial complex in Torrance, California. The offices occupy 1620 square feet and the lease expires on July 27, 2007. The current monthly lease payment is $1,685.

ITEM 3. LEGAL PROCEEDINGS

         As of the date hereof, we are not a party to any material legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Inapplicable

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      Our common stock is traded on the OTC Bulletin Board under the symbol "ANTX". The following table sets forth the quarterly high and low closing prices for our Common Stock, as reported on the OTC Bulletin Board, during the 2005 and 2004 calendar years.

                                                  LOW          HIGH
                                                  ---          ----
               2005
               ----
          First Quarter                          $.15           $.39
          Second Quarter                          .20            .35
          Third Quarter                           .18            .34
          Fourth Quarter                          .16            .29


               2004
               ----
          First Quarter                          $.42           $.79
          Second Quarter                          .37            .85
          Third Quarter                           .14            .39
          Fourth Quarter                          .13            .18

HOLDERS

         As of March 1, 2006, AcuNetx Common Stock was held of record by approximately 312 holders. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners.

DIVIDENDS

         We have paid no cash dividends on our Common Stock and we have no present intention of paying cash dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

         The following table gives information about our common stock that may be issued upon the exercise of options, warrants or rights under our existing equity compensation plans. The information in this table is as of December 31, 2005.

                            Number of securities
                               issuable upon
                               exercise of            Weighted average
                               outstanding            exercise price of
                                options,            outstanding options,        Number of securities
PLAN CATEGORY              warrants and rights      warrants, and rights        remaining available
-------------              -------------------      --------------------        -------------------
Equity compensation
   plans approved by
   security holders                    415,000      $     0.15                                  N/A

Equity compensation
   plans not approved
   by security
   holders                                                                                       --
                           -------------------      --------------------        -------------------

Total                                  415,000      $     0.15
                           -------------------      --------------------        -------------------

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto, included elsewhere in this Annual Report on Form 10-KSB. Except for the historical information contained in this report, the following discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Annual Report on Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Annual Report on Form 10-KSB. Our actual results may differ materially from the results discussed in the forward-looking statements, as a result of certain factors including, but not limited to, those discussed elsewhere in this Annual Report on Form 10-KSB.

         On December 23, 2005, we successfully concluded the acquisition of OrthoNetx, Inc., a Nevada corporation, headquartered in Superior Colorado. The financial statements contained in this Annual Report on Form 10-KSB reflect the merged companies on the December 31, 2005 Consolidated Balance Sheet. The consolidated Statement of Operations represents the former Eye Dynamics for the period January 1, 2005 through December 23, 2005, and the merged companies from December 24, 2005 through December 31, 2005.

         AcuNetx has invested substantial funds in the last several years developing and validating its products. We are successfully producing and marketing the Infrared/Video ENG System; however, since this is a niche product in a relatively mature market, potential revenue growth from this product line is limited. To date, sales of this product have constituted substantially all of our revenues.

         Bringing the SafetyScan(TM) product (formerly known as SafetyScope) to the marketplace is viewed as a fundamental key to our future success. Accordingly, the acquisition of OrthoNetx was undertaken to be able to leverage certain skills, intellectual property, and potential sources of funding. The process of commercialization for SafetyScan(TM) was begun shortly after the acquisition was finalized, and remains a key company focus.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004.

         Revenues from sales of products decreased by 33%, from $2,084,538 in 2004 to $1,402,677 in 2005. There was no OrthoNetx revenue in the seven day period of combined operations. This decrease is largely due to a continuation of downward pressure on sales as Medicare reimbursement issues for specialized equipment are fully understood by potential customers. We have continued to work closely with MedTrak Technologies, our exclusive domestic marketing partner, to expand and improve the dealer network and training for the representatives to be able to clarify both the product benefits and reimbursement regulations. We also expanded our international marketing efforts, and engaged dealers in Latin America, China, India, and the Middle East. AcuNetx received ISO 13485-2003 certification, which should open additional opportunities for sales in Canada, Asia, Africa, and Europe.

         Our national distributor accounted for approximately 62% of our sales revenues in 2004, and in 2005 accounted for 85%. Despite the decline in volume, AcuNetx has maintained a stable gross profit margin of 48% in 2005, compared to 49% in 2004. Gross profit in 2005 of $679,917 was attained with a net loss of $392,843 for the year. Gross profit in 2004 was $1,030,986, with a net profit of $386,318. Selling, general and administrative expense increased in 2005 to $1,078,193 from $691,658 in the prior year. Much of this increase is associated with expenses related to the acquisition of OrthoNetx, with additional amounts for increased product development, market research, and the transition of leadership with the retirement of President Charles Phillips in early 2005.

         Inventory turnover ratio in 2005 was approximately 4:1, compared to 6:1 in 2004. This is a reflection of the decrease in business and our inability to reduce inventory adequately because of production volume needs. Collection of accounts receivables has been very satisfactory, with only minimal slow paying accounts. Our national distributor regularly pays invoices within the terms of sale, which is 15 days after the invoice date. Year end accounts receivable totaled $116,099 in 2005, an increase over $44,492 in 2004, primarily due to year end sales that were not yet due for payment, but were paid in January and February. Also, the national distributor had overlooked one large invoice that was paid in March. By the end of March, the accounts receivable had been reduced to a 30-45 day level. Also included in the year end amount is $24,500 in invoices for demonstration systems that are not due for payment until mid 2006.

         Bad debt write off for 2004 consisted primarily of a $16,731 note receivable, under which a partial payment was made and the equipment returned in lieu of further payments. The balance was deemed uncollectible and written off at year end.

LIQUIDITY AND CAPITAL RESOURCES

         Effective December 23, 2005, the acquisition of OrthoNetx resulted in a merged balance sheet for the combined companies. This stock for stock transaction is described in detail in Note 3 of the attached financial statements. The purchase price of $4,705,699 included the acquisition of all assets owned by OrthoNetx, including 100% of PrivaComp, Inc., 20% of High Precision Devices, Inc., intellectual property (including patents, patents pending, license agreements, and trademarks), inventory, capital equipment and goodwill. We also assumed the liabilities of this early stage company.

         As of December 31, 2005, AcuNetx had an accumulated deficit of $2,641,414. As of that date, we had $476,614 in cash and certificates of deposit, approximately $116,099 in net accounts receivable, and $321,260 in inventory. Also, we had $664,704 of current liabilities, consisting of accounts payable of $269,043, much of which was directly related to expense of the acquisition, accrued liabilities of $95,661, and a $300,000 note payable, with repayment scheduled over two years. There were no long term liabilities.

         AcuNetx has no plans for significant capital equipment expenditures for the foreseeable future.

         As part of the acquisition agreement, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. This $12,000,000 equity line of credit, which is subject to certain conditions, will be used for the funding of strategic projects, such as the introduction of the SafetyScan(TM) product (See Note 16 of Financial Statements). We believe that this arrangement, along with current and future available capital resources, cash flow from operations and other existing sources of liquidity, will be adequate to fund our operations.

EFFECT OF INFLATION

         AcuNetx believes that inflation has not had a material effect on its net sales or profitability in recent years.

ITEM 7. FINANCIAL STATEMENTS

         The financial statements of AcuNetx are submitted as a separate section of this Annual Report on Form 10-KSB, commencing with page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Interim Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and Interim CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

CHANGES IN INTERNAL CONTROLS

         We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

         Our management, including our CEO and Interim CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within AcuNetx have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

         The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CHIEF EXECUTIVE OFFICER AND INTERIM CHIEF FINANCIAL OFFICER CERTIFICATIONS

         Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the Interim CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the
Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

ITEM 8B. OTHER INFORMATION

         Inapplicable.

                                    PART III

         Certain information required by Part III is omitted from this Report because we expect to file a definitive proxy statement with the Securities and Exchange Commission (the "Commission") within 120 days after the end of our fiscal year pursuant to Regulation 14A, as promulgated by the Commission, for our 2006 annual meeting of shareholders (the "Proxy Statement"), and certain information included in the Proxy Statement will be incorporated herein by reference.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information required by this Item 9 with respect to identification of our directors will be included under the captions "Proposal I: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement, and is incorporated herein by reference.

         We are in the process of preparing a Code of Business Conduct and Ethics (the "Code") for adoption that applies to all of our Directors, officers and employees, including our principal executive officer and principal financial officer. The Code, when completed and adopted, will be included as an exhibit to the next report we file with the Securities and Exchange Commission. In addition, any waivers of the Code for Directors or executive officers will be disclosed in a report on Form 8-K.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by this Item 10 with respect to management remuneration and transactions is incorporated herein by reference to our Proxy Statement under the heading "Executive Compensation."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 11 with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference from our Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item 12 with respect to transactions between us and certain related entities is incorporated herein by reference from our Proxy Statement under the heading "Certain Relationships and Related Transactions."

ITEM 13. EXHIBITS.

         The following exhibits are included herein or incorporated by reference:

         2.1 Agreement and Plan of Merger, dated September 1, 2005, among Eye Dynamics, Inc., OrthoNetx, Inc., and Eye Dynamics Acquisition Corp. (1)

         3.1      Amended and Restated Articles of Incorporation

         3.2      Amended and Restated Bylaws

         10.1 Employment Agreement, dated December 23, 2005 between the Company and Ronald A. Waldorf

         10.2 Exclusive Licensing Agreement, dated November 1, 1989 between the Company and Ronald A. Waldorf (2)

         10.3 Licensing Agreement, dated November 15, 2004 between the Company and Terry Knapp

         10.4 Exclusive Manufacturing, Sales, Licensing and Software Ownership Agreement, dated March 22, 2004 between the Company and Medtrak, Inc. (3)

         10.5 Standard Multi-Tenant Commercial Industrial Lease-Gross, dated January 9, 2003, between the Company and AMB Property, L.P.
                  (4)

         10.6 Building Lease, dated November 11, 2004 between OrthoNetx, Inc. and Superior Point, LLC

         10.7     AcuNetx, Inc.2006 Non-Executive Directors' Stock Plan

         10.8 Standby Equity Distribution Agreement, dated January 31, 2006, between the Company and Cornell Capital Partners, LP

         10.9 Placement Agent Agreement, dated January 31, 2006, between the Company and Monitor Capital, Inc.

         10.10 Registration Rights Agreement, dated January 31, 2006, between the Company and Cornell Capital Partners, LP

         23.1     Consent of Spector & Wong, LLP

         31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2     Certification of Interim Chief Financial Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2     Certification of Interim Chief Financial Officer Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

----------------------------
(1) Incorporated by reference from Report on Form 8K dated September 1, 2005.

(2) Incorporated by reference from Report on Form 10-SB filed on December 13, 1999.

(3) Incorporated by reference from Report on Form 10-QSB for the quarter ended March 31, 2004.

(4) Incorporated by reference from Report on Form 10-KSB for the year ended December 31, 2002.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The information required by this Item 14 is incorporated herein by reference from our Proxy Statement under the heading "Principal Accountant Fees and Services."

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AcuNetx, Inc.

                                            By: /s/ Terry Knapp
                                                ---------------
                                                Terry Knapp, President and Chief
                                                Executive Officer
Date:  March 31, 2006

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


(1)  Principal Executive Officer

  /s/ Terry R. Knapp                  Chief Executive Officer               March 31, 2006
  ------------------                       and a Director
      Terry R. Knapp


(2)  Principal Interim Financial and Accounting Officer

  /s/ Ronald A. Waldorf               Interim Chief Financial Officer       March 31, 2006
  ---------------------                    and a Director
      Ronald A. Waldorf


(3)   Directors

/s/ Stephen Moses                     Director                              March 31, 2006
-----------------
    Stephen Moses


/s/ Charles E. Phillips               Director                              March 31, 2006
-----------------------
    Charles E. Phillips


/s/ Randolph C. Robinson, M.D.        Director                              March 31, 2006
------------------------------
    Randolph C. Robinson, M.D


/s/ Robert S. Corrigan                Director                              March 31, 2006
-----------------
    Robert S. Corrigan

HAROLD Y. SPECTOR, CPA                                      80 SOUTH LAKE AVENUE
CAROL S. WONG, CPA                                                     SUITE 723
                                                              PASADENA, CA 91101





                               SPECTOR & WONG, LLP

                          Certified Public Accountants

                                1- (888) 584-5577

                               FAX (626) 584-6447







             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AcuNetx, Inc.

We have audited the accompanying consolidated balance sheets of AcuNetx, Inc. (formerly known as Eye Dynamics, Inc.) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AcuNetx, Inc. (formerly known as Eye Dynamics, Inc.) as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





            /s/ Spector & Wong, LLP
            Pasadena, California
            March 27, 2006


ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)
CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND  2004
---------------------------------------------------------------------------------------------------
                                     ASSETS
Current Assets                                                            2005              2004
                                                                      -----------       -----------
  Cash                                                                $   171,340       $   847,235
  Certificate of Deposits                                                 305,274                --
  Accounts receivable, net                                                116,099            44,492
  Note receivable, net of allowance of loan loss of $58,218                    --            19,731
  Inventory                                                               321,260           180,708
  Prepaid expenses                                                         89,403            37,641
                                                                      -----------       -----------
    Total Current Assets                                                1,003,376         1,129,807

Property and equipment, net                                                32,296               875

Goodwill                                                                4,823,138                --
Intellectual Property                                                      89,621                --
Deferred Tax Assets                                                       221,001           219,233
Other Investments                                                         187,285                --
Other Assets                                                                1,563            10,162
                                                                      -----------       -----------

TOTAL ASSETS                                                          $ 6,358,280       $ 1,360,077
                                                                      ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                    $   269,043       $    15,622
  Accrued liabilities                                                      95,661            38,073
  Notes payable to related parties                                        300,000                --
                                                                      -----------       -----------
    Total Current Liabilities                                             664,704            53,695

Long-term debt                                                                 --            40,000
                                                                      -----------       -----------

    Total Liabilities                                                     664,704            93,695
                                                                      -----------       -----------

Stockholders' Equity
  Common Stock, $0.001 par value; 100,000,000 shares authorized;
    47,817,651 shares issued and outstanding                               47,818            17,883
  Paid-in Capital                                                       8,287,172         3,497,070
  Accumulated Deficit                                                  (2,641,414)       (2,248,571)
                                                                      -----------       -----------
    Total stockholders' equity                                          5,693,576         1,266,382
                                                                      -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 6,358,280       $ 1,360,077
                                                                      ===========       ===========

See notes to consolidated financial statements



ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS


FOR YEARS ENDED DECEMBER 31,                           2005                2004
----------------------------------------------------------------------------------

Sales - Products                                   $  1,402,677       $  2,084,538

Cost of Products                                       722,760          1,053,552
                                                   -------------------------------

    Gross Profit                                        679,917          1,030,986

Selling, General and Administrative Expenses           1,078,193            691,658
                                                   -------------------------------

    Operating income (loss)                            (398,276)           339,328
                                                   -------------------------------

Other Income (Expense)
  Interest and Other Income                               6,846              9,300
  Gain on early extinguishment of debt                       --             28,621
  Interest and Other Expense                             (2,381)            (3,931)
                                                   -------------------------------
    Total other income                                    4,465             33,990
                                                   -------------------------------

Net income (loss) before income tax (benefit)          (393,811)           373,318

Provision for Income Tax (Benefit)                         (968)           (12,997)
                                                   -------------------------------

Net income (loss)                                  $   (392,843)      $    386,315
                                                   ===============================

Net income (loss) per share-Basic                  $      (0.02)      $       0.02
                                                   ===============================
Net income (loss) per share-Diluted:               $      (0.02)      $       0.02
                                                   ===============================

Shares used in per share calculation-Basic           22,922,161         17,883,081
Shares used in per share calculation-Diluted         22,922,161         21,765,478


See notes to consolidated financial statements



ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       Common Stock           Paid-in      Accumulated
                                   Shares        Amount       Capital        Deficit         Total
                                -----------------------------------------------------------------------
Balance at 12/31/03                17,883,081     $ 17,883   $ 3,497,070    $ (2,634,886)  $   880,067

Net Income                                                                       386,315       386,315
                                -----------------------------------------------------------------------
Balance at 12/31/04                17,883,081       17,883     3,497,070      (2,248,571)    1,266,382

Issuance of stock for services        200,000          200        67,800                        68,000

Issuance of stock for notes
payable conversion                  3,591,799        3,592        42,746                        46,338

Issuance of stock to merge
with OrthoNetx                     26,142,771       26,143     4,679,556                     4,705,699

Net Loss                                                                        (392,843)     (392,843)
                                -----------------------------------------------------------------------
Balance at 12/31/05                47,817,651     $ 47,818   $ 8,287,172    $ (2,641,414)  $ 5,693,576
                                =======================================================================


See notes to consolidated financial statements



ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR YEARS ENDED DECEMBER 31,                                               2005              2004
-----------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                    $  (392,843)      $   386,315
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation                                                               318               228
    Write-off note receivable                                               16,731                --
    Issuance of stock for service                                           68,000                --
    Earnings on investment accounted for under equity method                   (52)               --
    Deferred tax benefit                                                    (1,768)          (13,797)
    Gain on early extinguishment of debt                                        --           (28,621)
    (Increase) Decrease in:
    Accounts Receivable                                                    (71,607)           67,197
    Inventory                                                              (47,261)          139,245
    Prepaid and Others                                                     (22,866)              992
    Increase (Decrease) in:
     Accounts Payable and Accrued Expenses                                  57,112           (53,106)
                                                                       ------------------------------
Net cash provided by (used in) operating activities                       (394,236)          498,453
                                                                       ------------------------------
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                        (1,966)               --
  Purchase of certificate of deposits                                     (305,274)               --
  Cash received from merger with OrthoNetx                                   22,581                --
  Cash collected from note receivable                                        3,000                --
                                                                       ------------------------------
Net cash used in investing activities                                     (281,659)               --
                                                                       ------------------------------
CASH FLOW FROM FINANCING ACTIVITIES:
  Repayments on notes payable                                                   --          (351,562)
                                                                       ------------------------------
Net cash used in financing activities                                           --          (351,562)
                                                                       ------------------------------

NET INCREASE (DECREASE) IN CASH                                           (675,895)          146,891
CASH BALANCE AT BEGINNING OF YEAR                                          847,235           700,344
                                                                       ------------------------------
CASH BALANCE AT END OF YEAR                                            $   171,340       $   847,235
                                                                       ==============================

Supplemental Disclosures of Cash Flow Information:
  Taxes Paid                                                           $       800       $    59,355
  Taxes Refund                                                         $     4,560       $    21,118

Schedule of noncash investing and financing activities:
 Issuance of common stock to convert notes payable:
    Notes Payable                                                      $    40,000       $        --
    Accrued Interest                                                         6,338                --
                                                                       ------------------------------
                                                                       $    46,338       $        --
                                                                       ==============================
  Merger with OrthoNetx, Inc.
    Working capital deficit other than cash                            $   (29,207)      $        --
     Property and equipment                                                 29,772
     Intangible assets and Investments                                     276,854
     Debt to related party assumed                                        (300,000)               --
                                                                       ------------------------------
     Net cash received from merger with OrthoNetx                      $   (22,581)      $        --
                                                                       ==============================

  Issuance of common stock to merge with OrthoNetx, Inc.               $ 4,705,699       $        --

  Conversion of account receivable into note receivable                $        --       $    19,731

See notes to consolidated financial statements

ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - NATURE OF BUSINESS AND CRITICAL ACCOUNTING POLICIES

NATURE OF BUSINESS: AcuNetx, Inc. (the "Company" or "AcuNetx", formerly known as Eye Dynamics, Inc. or "EDI") designs, develops, produces and markets diagnostic equipment that measures, tracks and records human eye movements, utilizing the Company's proprietary technology and computer software. The products perform separate, but related, functions and target two separate markets. First, the Company markets a neurological diagnostic product that tracks and measures eye movements during a series of standardized tests, as an aid in diagnosing problems of the vestibular (balance) system and other balance disorders. Second, the Company's impairment detection devices target the corporate and criminal justice markets and are designed to test individuals for impaired performance resulting from the influences of alcohol, drugs, illness, stress and other factors that affect eye and pupil performance. The Company is a Nevada corporation formed in 1989 and qualified to do business in California in 1992.

         On December 23, 2005, the Company completed the merger with OrthoNetx, Inc. ("OrthoNetx" or "ONX"), a Colorado-based provider of medical devices for osteoplastic surgery. The acquisition was completed as a stock transaction in which ONX shareholders received the number of shares equal to the number of EDI's outstanding shares at the closing date.

         Following the merger, the Company changed its name to AcuNetx, Inc. and shifted its headquarters to Superior, Colorado. The President and CEO of ONX assumed the position of President and CEO of the merged company.

PRINCIPLE OF CONSOLIDATION AND PRESENTATION: The accompanying consolidated financial statements include the accounts of AcuNetx, Inc. and its subsidiaries after elimination of all intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation.

USE OF ESTIMATES: The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

REVENUE RECOGNITION: The Company recognizes revenue from the sale of products, and related costs of products sold, where persuasive evidence of an arrangement exists, delivery has occurred, the seller's price is fixed or determinable and collectibility is reasonably assured. This generally occurs when the customer receives the product or at the time title passes to the customer.

         For its domestic customers, the Company supplies systems to its national distributor, MedTrak Technologies (Scottsdale, AZ). Revenue is recognized when products are shipped and accepted by the end users. No provisions were established for estimated product returns and allowances based on the Company's historical experience. Commission cost, price discounts and other sales incentives are accrued and charged to cost of sales when revenue from the distributor is recognized.

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

ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - NATURE OF BUSINESS AND CRITICAL ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS RECEIVABLE: The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. An allowance for doubtful accounts of $899 has been established for years ended December 31, 2005 and 2004.

STOCK-BASED COMPENSATION: The Company accounts for equity-based instruments issued or granted to employees using the intrinsic method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB 25"). Under the intrinsic value method, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's Consolidated Statements of Operations.

         Pro forma information regarding option grants made to the Company's employees and directors is based on specified valuation techniques that produce estimated compensation charges. The following table reflects the pro forma information:

                                              2005               2004
                                          -----------       -----------
Net income (loss) - as reported           $  (392,843)      $   386,315

Pro forma compensation expense                 48,947                --
                                          -----------       -----------
Pro forma net income (loss)               $  (441,790)      $   386,315

Basic net income (loss) per share:
  As reported                             $     (0.02)      $      0.02
  Pro forma                               $     (0.02)      $      0.02
Diluted net income (loss) per share:
  As reported                             $     (0.02)      $      0.02
  Pro forma                               $     (0.02)      $      0.02

         The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, in management's opinion, the existing valuation models do not provide a reliable measure of the fair value of the Company's employee stock options. (For additional information regarding this pro forma information, see Note 7 to the Consolidated Financial Statements.)

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

ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - NATURE OF BUSINESS AND CRITICAL ACCOUNTING POLICIES (CONTINUED)

NET INCOME PER SHARE: Basic net income per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and the dilutive potential common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effective is anti-dilutive. Dilutive potential common shares consist primarily of employee stock options, stock warrants and shares issuable under convertible debt.

Other Significant Accounting Policies:

CASH EQUIVALENTS: For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

CONCENTRATIONS OF CREDIT RISK: Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. The Company places its cash with high quality financial institutions and limits its credit exposure with any one financial institution. At times, the Company's bank account balances may exceed federally insured limits.

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

PROPERTY AND EQUIPMENT: Property and Equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the following estimated useful lives of the assets: 3 years for computer software, 5 to 7 years for computer and office equipment, and 7 years for furniture and fixtures. Depreciation expense was $318 and $228 for 2005 and 2004, respectively.

INTELLECTUAL PROPERTY: The Company capitalizes intellectual property costs as incurred, excluding costs associated with Company personnel, relating to patenting its technology. As of December 31, 2005, the capitalized costs, the majority of which represent legal fees, are related to a patent application. If the Company elects to stop pursuing a particular patent application or determines that a patent application is not likely to be awarded or elects to discontinue payment of required maintenance fees for a particular patent, the Company, at that time, records as expense the capitalized amount of such patent application or patent. Awarded patents will be amortized over the shorter of the economic or legal life of the patent.

GOODWILL: Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill amounts are not amortized, but rather are tested for impairment at least annually. There was no impairment of goodwill for year ended December 31, 2005. The Company had no goodwill in 2004.

INVESTMENT: The Company held 20% of the issued and outstanding common stock of a Colorado privately-held company (see Note 4 to the Consolidated Financial Statements). The Company accounts for the investment using the equity method of accounting. Under the equity method, the carrying amount of the investment is increased for its proportionate share of the investee's earning or decreased for its proportionate share of the investee's loss.

ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - NATURE OF BUSINESS AND CRITICAL ACCOUNTING POLICIES (CONTINUED)

         The Company monitors the investment for impairment and makes appropriate reductions in carrying value if the Company determines that an impairment charge is required based primarily on the financial condition and near-term prospects of this company.

INCOME TAXES: Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.

ADVERTISING COSTS: All advertising costs are expensed as incurred. Advertising expenses were $4,718 and $0 for 2005 and 2004, respectively.

SHIPPING AND HANDLING COSTS: The Company historically has included inbound shipping charges in cost of sales and classified outbound shipping charges as operating expenses. For the years ended December 31, 2005 and 2004, the outbound shipping charges included in operating expenses were $51,714 and $62,548, respectively.

RESEARCH AND DEVELOPMENT COSTS: Research and development costs are expensed as incurred and consist primarily of product development costs. Financial accounting standards require the capitalization of certain development costs after technological feasibility of the product is established. In the development of the Company's new products and enhancements to existing products, technological feasibility is not established until substantially all product development is complete. As a result, product development costs that are eligible for capitalization are considered insignificant and are charged to research and development expense. During the years ended December 31, 2005 and 2004, research and development costs were $8,205 and $950, respectively.

NEW ACCOUNTING PRONOUNCEMENTS: In June 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, "ACCOUNTING CHANGES AND ERRORS CORRECTIONS, a replacement of APB Opinion No. 20, ACCOUNTING CHANGES, and FASB Statement No. 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENT." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effective adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 14, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe this pronouncement will have a material impact in its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "ACCOUNTING FOR NONMONETARY TRANSACTIONS," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on its consolidated financial position, results of operations or cash flows.

ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - NATURE OF BUSINESS AND CRITICAL ACCOUNTING POLICIES (CONTINUED)

         In December 2004, the FASB issued Statement No. 123 (revised 2004), "SHARE-BASED PAYMENT" ("SFAS 123(R)"), which requires the measurement and recognition of compensation expense for all stock-based compensation payments and supersedes the Company's current accounting under APB 25. SFAS 123(R) is effective for the first interim or annual reporting period that begins after December 15, 2005 for small business issuers. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to the adoption of SFAS 123(R).

         The Company adopted SFAS 123(R) on December 16, 2005, using the modified prospective method and will continue to evaluate the impact of SFAS 123(R) on its operating results and financial condition. The pro forma information presented above and in Note 7 presents the estimated compensation charges under SFAS 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION." The Company's assessment of the estimated compensation charges is affected by the Company's stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the Company's stock price volatility and employee stock option exercise behaviors. The Company will recognize the compensation cost for stock-based awards issued after December 15, 2005 on a straight-line basis over the requisite service period for the entire award.

         In November 2004, the FASB issued SFAS No. 151, "INVENTORY COSTS -- AN AMENDMENT OF ARB NO. 43, CHAPTER 4." This statement amends the guidance in ARB No. 43, Chapter 4, INVENTORY PRICING, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

         The FASB has also issued SFAS No. 151, but it will not have relationship to the operations of the Company. Therefore a description and its impact on the Company's operations and financial position have not been disclosed.

NOTE 2 - BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

At December 31,                                  2005             2004
---------------------------------------------------------------------------
Prepaid Expenses and Others:
  Prepaid insurance                              $ 58,244         $ 27,341
  Prepaid rent and deposit                         14,109                -
  Prepaid taxes                                         -            4,560
  Other prepaid expenses                           17,050            5,740
---------------------------------------------------------------------------
    Total                                        $ 89,403         $ 37,641
===========================================================================

ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2 - BALANCE SHEET DETAILS (CONTINUED)

Property and equipment, net
  Furniture and fixtures                         $  9,531         $  1,113
  Equipment                                        46,333           13,331
  Software                                          3,614                -
---------------------------------------------------------------------------
                                                   59,478           14,444
  Less: accumulated depreciation                  (27,183)         (13,569)
---------------------------------------------------------------------------
    Total                                        $ 32,295         $    875
===========================================================================
Accrued liabilities
  Accrued insurance                              $ 14,307         $ 17,079
  Warranty reserve                                  8,462            8,884
  Accrued payroll and related taxes                39,098                -
  Accrued consulting fees                          19,090                -
  Other                                            14,704           12,110
---------------------------------------------------------------------------
    Total                                        $ 95,661         $ 38,073
===========================================================================


NOTE 3 - MERGERS AND ACQUISITIONS

OrthoNetx, Inc.
---------------

         Pursuant to the Agreement and Plan of Merger ("ONX Agreement") with OrthoNetx, Inc., a privately-held company in Colorado, dated September 1, 2005, the Company acquired 100% of the issued and outstanding common stock of OrthoNetx. The acquisition was completed on December 23, 2005.

         OrthoNetx, Inc., which was formed in 1996, develops, manufactures, markets and supports proprietary medical devices for distraction osteogenesis (mechanically induced growth of new bone and adjacent soft tissues) to treat human bone-related tissue deficiencies and deformities, both congenital and acquired. OrthoNetx has patented and developed its GENEROS(TM) family of distraction osteogenesis devices for infants, children and adults with: (a) craniofacial deformities and mandibular, maxillary and/or alveo (dental) bone loss, and (b) deficiencies and malformations of the upper and lower limbs, and in the bones of hands and feet.

         Under the terms of the ONX Agreement, the shareholders of ONX will receive the number of shares equal to the number of outstanding shares of EDI's common stock, including stock options and stock warrants at the closing date. As a result, each outstanding share of ONX's common stock was converted into approximately 0.805 shares of AcuNetx's common stock. Immediately upon the completion of the merger, ONX's CEO became the CEO of AcuNetx.

         The acquisition was accounted for as a business combination, and accordingly, the tangibles assets acquired were recorded at their fair value at December 23, 2005. The results of operations of OrthoNetx have been included in the Company's consolidated financial statements subsequent to that date. The total purchase price is $4,705,699, and is comprised of:

ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3 - MERGERS AND ACQUISITIONS (CONTINUED)

Stock issued to acquire the outstanding common
  stock of OrthoNetx (22,494,953 shares at $0.18 per share)         $ 4,049,092
Acquisition related transaction costs
  (3,647,818 shares at $0.18 per share)                                 656,607
                                                                    ------------
    Total purchase price                                            $ 4,705,699
                                                                    ============

         The fair value of the purchase price was valued at $0.18 per share, which represented the closing price of the Company's stock at December 23, 2005. Acquisition related transaction costs include 3,647,818 shares issued to a financial advisor of ONX. The allocation of the purchase price to assets acquired and liabilities assumed is presented in the table that follows:

Tangible assets acquired                          $   136,169
Property and equipment                                 29,772
Intangible assets                                      89,621
Goodwill                                            4,823,138
Other non-current assets                              187,233
Liabilities assumed                                  (560,234)
                                                  ------------
      Total purchase price                        $ 4,705,699
                                                  ============


         The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the years ended December 31, 2005 and 2004 assuming OrthoNetx had been acquired at the beginning of the periods presented:

                                              2005             2004
                                         -------------     ------------
Net revenue                              $  1,430,527      $ 2,094,338
Net loss                                 $ (1,633,122)     $  (734,052)
Basic and diluted net loss per share     $      (0.03)     $     (0.02)


PrivaComp, Inc.
---------------

         On May 27, 2005, OrthoNetx, Inc. entered into an Agreement and Plan of Merger ("PrivaComp Agreement") with PrivaComp, Inc., a Delaware corporation that is in the business of developing technologies to provide patients with secure access to their medical records and control over their medical privacy. PrivaComp is considered a development stage company. The majority shareholder and CEO of PrivaComp is also the CEO and a shareholder/director of OrthoNetx. Under the terms of the PrivaComp Agreement, all of the issued and outstanding shares of PrivaComp stock were cancelled and converted into 1,000,000 shares of OrthoNetx's common stock. OrthoNetx is the surviving corporation and assumed all assets and liabilities of PrivaComp, consisting primarily of developed software, a pending patent application and accounts payable. The merger was effective June 30, 2005.

ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3 - MERGERS AND ACQUISITIONS (CONTINUED)

         PrivaComp and OrthoNetx are related through common ownership. Accordingly, the assets and liabilities of PrivaComp have been recorded by OrthoNetx at historical cost at June 30, 2005 as follows:

          Assets:
            Intellectual Property                   $   54,567
          Liabilities:
            Accounts Payable                           (62,669)
                                                    -----------
          Net liabilities assumed                   $   (8,102)
                                                    ===========


         PrivaComp had minimal activity during 2004 and no activity during the year ended December 31, 2005, therefore, no pro forma information has been presented for 2004 and 2005.

NOTE 4 - INVESTMENT IN ENGINEERING/MANUFACTURING COMPANY

         On June 16, 2005, OrthoNetx acquired 20% (represents 1,644,361 shares) of the issued and outstanding shares of common stock of High Precision Devices, Inc. ("HPD"), a privately-held Colorado corporation, in exchange for 600,000 shares of OrthoNetx's common stock. HPD is a full service engineering and manufacturing business specializing in precision mechanical instrumentation integrated with optics, cryogenics, electronics, vacuum and UHV. HPD builds one-of-a-kind instruments and prototypes, and provides high-quality small-volume manufacturing. OrthoNetx subcontracts the manufacturing of its medical devices with HPD.

         OrthoNetx also received options to purchase additional shares of common stock of HPD ("HPD Options") so as to allow the Company to maintain its 20% ownership of HPD common stock, in the event HPD employees exercise their option to purchase shares of HPD common stock. The HPD Options have an exercise price of $.228 per share and expire in June 2008.

         The Company has the right to appoint its CEO as a director of HPD. HPD will provide design, development and manufacturing services exclusively to OrthoNetx for its GenerOs(TM) distraction osteogenesis devices and certain other medical devices. OrthoNetx has agreed to provide a first right of negotiation to HPD for the design, development and initial manufacturing of future medical devices.

         The investment was valued at $0.30 per share or $186,000 of total which was the closing price of the Company's common stock as of June 16, 2005. The Company accounts for the investment under the equity method as it has 20% or more ownership and the ability to exercise significant influence over the investment.

NOTE 5 - BORROWINGS

Note Payable to related party
-----------------------------

         On January 30, 2005, OrthoNetx entered into a $300,000 line of credit agreement with Randolph Robinson ("Lender", founder of OrthoNetx). The line of credit agreement bears interest at 0.75% above the Wall Street Journal Prime

ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Rate (8.0% at December 31, 2005), with interest only payments due monthly, and matures on January 10, 2006. The line of credit agreement is collateralized by substantially all of the Company's assets and is guaranteed by Terry Knapp, CEO and shareholder/director of the Company, one director/shareholder of the Company and by Galen Capital, LLC (collectively referred to as the "Guarantors"). In consideration for the issuance of the line of credit, OrthoNetx issued the Lender and the Guarantors 300,000 shares and 180,000 shares of common stock, respectively. The stock was valued at $0.01 per share or $4,800 of total, which was capitalized and being amortized over the term of the loan.

NOTE 5 - BORROWINGS (CONTINUED)

         As of December 31, 2005, the loan balance and the related accrued interest were $300,000 and $2,644, respectively.

Lines of Credit
---------------

         The Company has a $100,000 unsecured revolving line of credit with Bank of the West. Interest is payable monthly at 3.00 above index point (9.75% at December 31, 2005). There was no outstanding balance on this line at December 31, 2005.

         The Company has an operating line of credit with Wells Fargo Bank of $75,000, with interest payable at the bank's prime rate plus 2.75% (6.25% at December 31, 2004). This line of credit is payable on demand and is personally guaranteed by the Company's President. The line of credit was closed in 2005. The Company did not borrow against the line of credit during 2004.

Retirement of Convertible Debt
------------------------------

         The Company had convertible notes payable of $40,000 as of December 31, 2004. The notes carry interest at 7% per annum, due and payable on December 31, 2007. In April 2005, the Company converted the notes of $40,000 and related accrued interest of $6,338 into 3,591,799 shares of common stock pursuant to the conversion privileges stated in the original note agreements. As a result, the Company did not recognize any gain or loss from these conversions.

Extinguishment of Debt
----------------------

         In December 2004, the Company paid off a promissory note of $400,000 that was restructured in 2003; as a result, the Company recognized a gain of $28,621 which was classified as a nonoperating income in accordance with SFAS No. 140, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES-A REPLACEMENT OF FASB STATEMENT NO. 125."

NOTE 6 - INCOME TAXES

         The provision for income taxes (benefits) consisted of the following:

ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



For year ended December 31,                           2005             2004
------------------------------------------------------------------------------
Federal:
   Current                                        $       -        $        -
   Deferred                                            (835)          (46,828)
------------------------------------------------------------------------------
                                                       (835)          (46,828)
------------------------------------------------------------------------------
State:
   Current                                              800               800
   Deferred                                            (933)           33,031
------------------------------------------------------------------------------
                                                       (133)           33,831
------------------------------------------------------------------------------
    Total                                         $    (968)       $  (12,997)
==============================================================================


NOTE 6 - INCOME TAXES (CONTINUED)

         The provision for income taxes differs from the amount computed by applying the federal statutory rate to the income tax expense (benefit) at the effective rate is as follows:

For years ended December 31,                             2005           2004
--------------------------------------------------------------------------------
Income tax expense (benefit) at statutory rate        $ (133,896)     $ 126,744
State tax expense, net of federal benefit                    272            272
Nondeductible deferred stock services                     23,120              -
NOL Carryforwards                                              -       (138,408)
Others                                                     1,036         (1,585)
Valuation Allowance                                      108,500              -
--------------------------------------------------------------------------------
  Provision of income tax (benefit)                   $     (968)     $ (12,977)
================================================================================

         The components of the deferred net tax assets are as follows:

At December 31,                                           2005           2004
--------------------------------------------------------------------------------
Net Operating Loss Carryforwards                      $  947,131      $ 229,186
Property and equipment                                    (1,337)           209
Accruals and reserves                                      2,414              -
Valuation Allowance                                     (727,207)             -
--------------------------------------------------------------------------------
Net deferred tax assets                               $  221,001      $ 229,395
================================================================================

         The Company had removed the valuation allowance as of December 31, 2003 because it believed it was more likely than not that all deferred tax assets would be realized in the foreseeable future and was reflected as a credit to operations. However, as of December 31, 2005, the Company's ability to utilize its federal net operating loss carryforwards is uncertain due to the net loss of the year and the merger with OrthoNetx which has net operating loss carryforwards approximately of $1.7 million as of that date, and thus a valuation reserve has been provided against the Company's net deferred tax assets.

         As of December 31, 2005, the Company has net operating loss carryforwards of approximately, $3,200,000 and $833,000 to reduce future federal and state taxable income, respectively. To the extent not utilized, the federal net operating loss carryforwards will begin to expire in fiscal 2009 and the state net operating loss carryforwards will begin to expire in fiscal 2012.

ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 7 - STOCKS OPTIONS AND WARRANTS

Stock Options
-------------

         In 2005, the Board of Directors approved to issue stock options to the directors for their services rendered in the amount of 20,000 shares for each of the years from 1999 through 2005, pursuant to approval granted in 1998 at the annual shareholders' meeting. The total number of options granted was 415,000 shares. The options are vesting immediately and exercisable in a range of $0.15 to $0.20 per share through December 9, 2008. The Company had no stock options outstanding as of December 31, 2004.

         A summary of the status of stock options issued by the Company as of December 31, 2005 is presented in the following table.

                                                                    Weighted
                                                  Number            Average
                                                    of              Exercise
                                                  Shares             Price
                                              ----------------    -------------
Outstanding at January 1, 2005                              -      $         -
Granted                                               415,000             0.15
Exercised/Expired/Cancelled                                 -                -
                                              ----------------     ------------
Outstanding at December 31, 2005                      415,000      $      0.15
==============================================================
Exercisable at December 31, 2005                      415,000      $      0.15
==============================================================


         The following table sets forth additional information about stock options outstanding at December 31, 2005:

                                      Weighted
                                       Average        Weighted
   Range of                          Remaining         Average
   Exercise         Options         Contractual        Exercise       Options
    Prices        Outstanding           Life            Price       Exercisable
--------------------------------------------------------------------------------
 $0.01-$1.00         415,000         1.21 years         $ 0.15         415,000


         In accordance with SFAS 148, the Company is required to present pro forma information regarding its net loss and net loss per share as if the Company had accounted for its stock options using the fair value based method of accounting. The weighted average fair value of the options granted in 2005 was $0.12 and the options has been estimated at the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions:

          Risk-free interest rate                                       3.33%
          Expected dividend yield                                       0.00%
          Expected lives                                                2.10
          Expected volatility                                         161.21%


Stock Warrants
--------------

         The Company had 399,999 warrants outstanding as of December 31, 2005 and 2004. The warrants are exercisable at $0.05 per share and expire on December 31, 2007.

ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 8 - NET INCOME (LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted net income per share:

Years ended December 31,                               2005              2004
================================================================================
Numerator:
  Net income (loss)                              $   (392,322)     $    386,315
================================================================================
Denominator:
  Weighted average of common shares-basic          22,922,161        17,883,081
  Diluted effect of stock warrants                          -           290,598
  Diluted effect of convertible debt                        -         3,591,799
--------------------------------------------------------------------------------
  Weighted average common shares-diluted           22,922,161        21,765,478
================================================================================
Basic net income (loss) per share                $      (0.02)     $       0.02
================================================================================
Diluted net income (loss) per share              $      (0.02)     $       0.02
================================================================================

         As the Company incurred net loss for the year ended December 31, 2005, the effect of dilutive securities totaling 1,385,958 equivalent shares has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

NOTE 9 - AUTHORIZED SHARES

         In September 2005, the shareholders approved to increase the number of authorized common stock to 100 million. The amendment to its article of incorporation was filed in November.

NOTE 10 - PRIVATE PLACEMENT OFFERING

         In September 2005, OrthoNetx commenced a private placement offering ("Offering") of equity securities to raise on a best efforts basis a maximum of $1,500,000 in conjunction with the planned merger with Eye Dynamics discussed in
Note 3. There is no minimum amount required to be raised with the Offering. The Offering consists of units priced at $50,000 per unit. Each unit consists of (a) shares of the OrthoNetx's common stock at a price equal to the lesser of $.22 per share or 90% of the average closing price of Eye Dynamics common stock over the 30 days prior to the closing of the merger with Eye Dynamics and (b) warrants to purchase additional shares of the OrthoNetx's common stock equal to 50% of the number of shares of common stock purchased in the Offering, exercisable for two years at $.33 per share. Total proceeds from this offering were $650,000; the Company received $602,779, net of offering expense of $47,221 Additional offering expenses of $80,000 was paid, of which $30,000 was paid in cash; and the balance of $50,000 was paid in 277,778 shares of AcuNetx's common stock. All cash proceeds were received in 2006 and total of 3,888,892 shares of AcuNetx's common stock, including the 277,778 shares, were issued.

ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 11 - MAJOR CUSTOMERS

         During year ended December 31, 2005, the national distributor accounted for $1,196,983 or 85.3% of total revenues.

         During year ended December 31, 2004, two major customers accounted for $1,541,423 or 73.8% of total revenues.

                           Special Instrument Dealer 11.4%
                           National distributor 62.4%


NOTE 12 - SEGMENT INFORMATION

         The Company evaluates its reporting segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by SFAS No. 131. The Chief Executive Officer allocates resources to each segment based on their business prospects, competitive factors, net sales and operating results.

         The Company currently reported two principal operating segments: (i) EDI division and (ii) ONX division. The EDI division has pioneered and marketed a diverse line of medical diagnostic devices that help doctors track and analyze eye movements that may be disturbed when people have balance and dizziness problems. The ONX division designs, develops, manufactures and markets medical devices for osteoplastic surgery - generating, forming and molding bone by a process known as distraction osteogenesis. The Company also has other subsidiaries that do not meet the quantitative thresholds of a reportable segment.

         The Company reviews the operating companies' income to evaluate segment performance and allocate resources. Operating companies' income for the reportable segments excludes income taxes and amortization of goodwill. Provision for income taxes is centrally managed at the corporate level and, accordingly, such items are not presented by segment. The segments' accounting policies are the same as those described in the summary of significant accounting policies.

         Intersegment transactions: Intersegment transactions are recorded at cost.

         Summarized financial information of the Company's results by operating segment is as follows:

                                                  Years ended December 31,
                                                   2005               2004
--------------------------------------------------------------------------------
Net Revenue:
  EDI                                            $ 1,402,677        $ 2,084,538
  ONX                                                      -                  -
                                              ----------------------------------
Consolidated Net Revenue                         $ 1,402,677        $ 2,084,538
================================================================================
Operating income (loss):
  EDI                                             $ (377,336)       $   339,328
  ONX                                                (20,940)                 -
                                              ----------------------------------
Consolidated Operating Income (Loss)              $ (398,276)       $   339,328
================================================================================
Net income (loss) before tax:
  EDI                                             $ (372,403)       $   373,318
  ONX                                                (21,408)                 -
                                              ----------------------------------
Consolidated Net Income (Loss) before tax         $ (393,811)       $   373,318
================================================================================


                                                   At December 31,
Total Assets:                                  2005               2004
----------------------------------------------------------------------------
  EDI                                        $ 1,084,019        $ 1,360,777
  ONX                                          5,274,261                  -
                                           ---------------------------------
Consolidated assets                          $ 6,358,280        $ 1,360,777
============================================================================

ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 13 - COMMITMENTS AND CONTINGENCIES

Lease Commitments
-----------------

         The Company lease facilities and a copier under operating leases. As of December 31, 2005, the minimum annual operating lease payments were as follows:

          Year ended December 31,            Amount
          -----------------------            ------
          2006                             $   95,115
          2007                                 26,112
          2008                                  7,097
          2009                                  5,364
          2010                                  5,364
                                           ----------
                                           $  139,052
                                           ==========

         Rent expense totaled $24,688 and $21,186 for 2005 and 2004, respectively. Certain lease agreements contain renewal options providing for an extension of the lease term at market rates. The monthly lease payment for the copier does not include additional maintenance, insurance and per copy charges.

Sales Incentive Agreements
--------------------------

         In April 2005, the Company entered into two individual agreements with the national distributor and a special instrument dealer. The agreements provide that the Company will issue restricted common stock to the distributor and dealer as a sale incentive if certain conditions are reached pursuant to the agreements. As of December 31, 2005, none of these conditions are reached and the Company issued no shares.

Manufacturing, Sales, Licensing, And Software Agreement
-------------------------------------------------------

         On March 22, 2004, the Company entered into an exclusive manufacturing, sales, and licensing and software ownership agreement with its national distributor ("Distributor"). Under the terms and conditions of the contract, the Distributor agrees to purchase all of its current and future Video ENG products exclusively from the Company. In addition, the Company grants the Distributor the exclusive marketing rights for all of its Video ENG products throughout the United States.

Financial Advisor
-----------------

         In August 2004, OrthoNetx entered into an agreement with Galen Capital Group, LLC ("Galen") for the purpose of providing certain merchant banking and corporate financial advisory services in connection with the Company's capitalization. The agreement provides for monthly consulting and expense reimbursement of $20,000 for six months beginning September 2004, and also provides for various success fees ranging from five to seven percent of capital raised. OrthoNetx agreed to issue Galen stock options upon the successful raising of capital equal to three percent of OrthoNetx's equity at an exercise price to be determined by the board of directors. These options are fully exercisable for five years once issued. In addition, Galen will also receive shares of common stock equal to five percent of the issued and outstanding shares of common stock of OrthoNetx upon the successful raising of capital. The option and share arrangement was subsequently satisfied by issuance of 3,647,818 shares of AcuNetx stock to Galen at the merger (see Note 3 to the consolidated financial statements). OrthoNetx also agreed to pay Galen a merger and advisory fee of three to seven percent if the Company merges or is acquired by a party identified and introduced by Galen. This agreement may be cancelled by either party with 30 days notice after the first 270 days.

NOTE 13 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Upon completion of a capital raising event, Galen will receive a one year consulting agreement paid at $10,000 per month plus expenses with two additional one year extensions at the Company's option.

         The agreement was terminated on February 28, 2006, by mutual consent of both parties.

ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 14 - RELATED PARTY TRANSACTIONS

Licensing Agreement
-------------------

         The Company has a licensing agreement with the Company's CEO for the licensing of a patent. The licensing agreement provides for contingent payments, to be determined at a later date, in the event the Company receives a benefit from the patent. As of December 31, 2005, the Company had no liability for payment of fees under this agreement.

Conflict of Interest
--------------------

         The Company's CEO, the Chairman of the Board and a former director are associated with the Company's financial advisor, Galen Capital Group, LLC ("Galen"). The Company's CEO has since resigned from Galen and the former director also resigned from the Board of the Company in 2006.

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

         The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2005.

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

ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 15 - GUARANTEES AND PRODUCT WARRANTIES (CONTINUED)

         The following table presents the changes in the Company's warranty reserve in the fiscal years December 31, 2005 and 2004 are as follows:

Years ended December 31,                    2005              2004
                                         ----------        ----------
Beginning balance                        $   8,884         $   8,044
Provision for warranty                       2,751             5,154
Utilization of reserve                      (3,173)           (4,314)
                                         ----------        ----------
Ending balance                           $   8,462         $   8,884
                                         ==========        ==========

NOTE 16 -SUBSEQUENT EVENTS

2006 Financing
--------------

         On January 31, 2006, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP ("Cornell"), to finance the continued development of its products. Under the agreement, Cornell has committed to provide up to $12 million of equity financing to be drawn down over a 24-month period at the Company's discretion. The financing will become available after the Company has filed a Registration Statement covering the securities with the Securities and Exchange Commission (the "SEC"), and the SEC has declared the Registration Statement effective. The maximum amount of each drawdown is $500,000, and there must be at least five trading days between drawdowns.

         Under the Standby Equity Distribution Agreement, each drawdown is actually a sale by the Company to Cornell of newly-issued shares of common stock, in the amount necessary to equate to the desired cash proceeds. Cornell will pay the Company 98% of, or a 2% discount to, the lowest closing bid price of the Company's common stock during the five consecutive trading day period immediately following the date the Company notifies Cornell that the Company desires to access the Standby Equity Distribution Agreement. Under the agreement, the Company may not issue Cornell a number of shares of common stock such that it would beneficially own greater than 9.99% of the Company's outstanding shares of common stock.

         In addition, Cornell Capital Partners will retain 5% of each cash payment under the Standby Equity Distribution Agreement as a commitment fee. The Company also issued 1,450,000 shares of common stock to Cornell Capital Partners as a one-time commitment fee. The 2% discount, the 5% commitment fee and the shares of common stock are considered to be underwriting discounts payable to Cornell Capital Partners. The Company also paid $5,000 as a due diligence fee to Cornell Capital Partners.

         The Company also agreed to pay Yorkville Advisors, LLC, an affiliate of Cornell Capital Partners, a structuring fee of $10,000 upon the earlier to occur of (i) the first drawdown under the Standby Equity Distribution Agreement, or
(ii) April 21, 2006, as well as a fee of $500 per advance made.

         Under the agreement, the Company issued three warrants to purchase the Company's common stock to Cornell. The first is a one-year warrant for 250,000 shares, with an exercise price of $0.50 per share. The second is a two-year warrant for 250,000 shares, with an exercise price of $1.00 per share. The third is a three year warrant for 500,000 shares, with an exercise price of $2.00 per share.

         The Company agreed to register for resale, on Form SB-2, the shares of common stock which the Company sell to Cornell Capital Partners under the Standby Equity Distribution Agreement, as well shares issuable upon exercise of the warrants and the shares issued as a commitment fee.

ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 16 - SUBSEQUENT EVENTS (CONTINUED)

         The Company engaged Monitor Capital, Inc., a registered broker-dealer, to act as placement agent in connection with the Standby Equity Distribution Agreement, pursuant to a Placement Agent Agreement dated as of January 31, 2006. The Company paid Monitor Capital, Inc. 50,000 shares of Common Stock as a fee under the Placement Agent Agreement.

Additional 2006 Financing
-------------------------

         In early March, a Subscription Agreement from the 2005 Private Placement Memorandum was fulfilled in the amount of $500,000, resulting in $450,000 net proceeds after offering expenses. Galen Capital Group is the investor and will receive 2,777,778 shares of common stock of the Company for their investment.

Manufacturing, Sales, Licensing, and Software Agreement
-------------------------------------------------------

         The Company is negotiating to reconfigure its relationship with its national distributor including terms of the Manufacturing, Sales, Licensing, and Software Agreement (see Note 13) with the national distributor.

2006 Stock Option Plan
----------------------

         On January 17, 2006, the Company initially adopted a 2006 Stock Option Plan (the "Plan") for officers, directors, employees and consultants who provide services to the Company. The Plan is being modified to its final state. The Company contemplates reserving 14 million shares of common stock under the Plan. The Plan shall be effective through December 31, 2015.

2006 Nonemployee Director Compensation
--------------------------------------

         On February 27, 2006 the Company agreed to provide 300,000 shares of restricted stock to each of the four nonemployee directors as compensation for 2006 services. Total grant was for 1,200,000 shares.