Form 10QSB
period 2006-03-31
AcuNetx, Inc.
filed 2006-05-19
CIK 1097575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006

                           Commission File No. 0-27857

                                  AcuNetx, Inc.
                               ------------------
        (Exact name of small business issuer as specified in its charter)

          Nevada                                          88-0249812
          ------                                          ----------
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

                 1000 S. McCaslin, Suite 300, Superior, CO 80027
                 -----------------------------------------------
                    (Address of principal executive offices)

                                  303-494-1681
                                  ------------
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No X

As of March 31, 2006 the issuer had 56,675,987 shares of common stock outstanding.


   Transitional Small Business Disclosure Format (check one) [ ] Yes; [X] No

             CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                          ACUNETX, INC.
                                         BALANCE SHEETS


                                                                               MARCH 31,
                                                                         2006             2005
                                                                     -----------      -----------

                                             ASSETS
Current Assets
  Cash                                                               $   479,689      $   765,507
  Certificate of Deposits                                                307,624               --
  Accounts receivable, net                                               116,117           56,559
  Note Receivable, net of allowance for loan loss of $58,218                  --           18,231
  Inventory                                                              346,607          263,381
  Prepaid expenses                                                        78,211           31,309
                                                                     -----------      -----------
    Total Current Assets                                               1,328,248        1,134,987

Property and equipment, net                                               32,815              835

Goodwill                                                               4,823,138               --
Intellectual Property                                                     96,315               --
Deferred Tax Assets                                                      220,635          219,233
Other Investments                                                        169,399               --
Other Assets                                                               1,563            2,662
                                                                     -----------      -----------

TOTAL ASSETS                                                         $ 6,672,113      $ 1,357,717
                                                                     ===========      ===========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                   $   225,309      $    21,352
  Accrued liabilities                                                     79,596           37,443
  Notes Payable, current portion                                         144,926               --
                                                                     -----------      -----------
    Total Current Liabilities                                            449,831           58,795

Long-term debt                                                           121,677           40,000
                                                                     -----------      -----------

    Total Liabilities                                                    571,508           98,795
                                                                     -----------      -----------

Stockholders' Equity
  Common stock, $0.001 par value; 100,000,000 shares authorized;
    56,675,987 shares issued and outstanding                              56,676           18,083
  Paid-in capital                                                      9,527,873        3,564,870
  Accumulated deficit                                                 (3,483,944)      (2,324,031)
                                                                     -----------      -----------
    Total Stockholders' Equity                                         6,100,605        1,258,922
                                                                     -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 6,672,113      $ 1,357,717
                                                                     ===========      ===========


           The accompanying notes are an integral part of these financial statements.




                                  ACUNETX, INC.
                            STATEMENTS OF OPERATIONS

                                                FOR THREE MONTHS ENDED MARCH 31,
                                                     2006              2005
                                                 ------------      ------------

Sales - products                                 $    283,575      $    316,909

Cost of sales - products                              120,813           150,051
                                                 ------------      ------------

  Gross profit                                        162,762           166,858
                                                 ------------      ------------

Selling, general and administrative expenses          827,679           240,774
Stock Option Expense                                  108,030
Research and Development                               45,556
                                                 ------------      ------------
  Total Operating Expenses                            981,265           240,774
                                                 ------------      ------------

  Operating loss                                     (818,503)          (73,916)
                                                 ------------      ------------

Other Income (Expense)
  Interest and Other income                             5,827               150
  Loss on equity-method investments                   (17,886)               --
  Interest expense                                    (10,802)             (894)
                                                 ------------      ------------
Other Expense, net                                    (22,861)             (744)

Net loss before taxes                                (841,364)          (74,660)

Provision for income taxes                              1,166               800
                                                 ------------      ------------

Net loss                                         $   (842,530)     $    (75,460)
                                                 ============      ============

Net loss per share-basic and diluted             $      (0.02)     $      (0.00)
                                                 ============      ============

Weighted average number of shares                  53,860,247        17,949,748


  The accompanying notes are an integral part of these financial statements.




                                      ACUNETX, INC.
                                 STATEMENTS OF CASH FLOWS

                                                           FOR THREE MONTHS ENDED MARCH 31,

                                                                 2006              2005
-------------------------------------------------------------------------------------------

CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                   $  (842,530)     $   (75,460)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation                                                   2,152               40
    Issuance of stock and stock options for services            193,030           68,000
    Provision for bad debt                                         1,712               --
    Deferred income tax                                              366               --
    Loss on investment accounted for under equity method          17,886               --
    (Increase) Decrease in:
     Accounts receivable                                          (1,730)         (12,067)
     Inventory                                                    11,192          (82,673)
     Prepaid and other assets                                    (25,347)          13,832
    Increase (Decrease) in:
     Accounts payable and accrued expenses                       (59,799)           5,100
                                                             -----------      -----------
Net cash used in operating activities                           (703,068)         (83,228)
                                                             -----------      -----------

CASH FLOW FROM INVESTING ACTIVITIES:
  Increase in certificate of deposits                             (2,350)              --
  Purchase of property and equipment                              (2,671)              --
  Capitalization of patent costs                                  (6,694)              --
  Repayments received from notes receivable                           --            1,500
                                                             -----------      -----------
Net cash provided by (used in) investing activities              (11,715)           1,500
                                                             -----------      -----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net proceeds from sales of common stocks                     1,036,529               --
  Net proceeds from exercising of stock warrants                  20,000               --
  Repayments on notes payable                                    (33,397)              --
                                                             -----------      -----------
Net cash used in financing activities                          1,023,132               --
                                                             -----------      -----------

NET INCREASE (DECREASE) IN CASH                                  308,349          (81,728)

CASH BALANCE AT BEGINNING OF PERIOD                              171,340          847,235
                                                             -----------      -----------

CASH BALANCE AT END OF PERIOD                                $   479,689      $   765,507
                                                             ===========      ===========

Supplemental Disclosures of Cash Flow Information:
  Taxes Paid                                                 $        --      $       800
  Interest Paid                                              $    13,416      $        --


        The accompanying notes are an integral part of these financial statements.

                                            5

ACUNETX, INC. (F/K/A EYE DYNAMICS, INC)

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006


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


A summary of significant accounting policies follows:

Presentation of Interim Information: The financial information at March 31, 2006 and for the three months ended March 31, 2006 and 2005 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

The results for the three months ended March 31, 2006 may not be indicative of results for the year ending December 31, 2006 or any future periods.

Reclassification: Certain prior period balances have been reclassified to conform to the current period presentation.

Principle of Consolidation and Presentation: The accompanying financial statements include the accounts of AcuNetx, Inc. and its divisions after elimination of all intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation.

Use of estimates: The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Intellectual Property: The Company capitalizes intellectual property costs as incurred, excluding costs associated with Company personnel, relating to patenting its technology. As of March 31, 2006, the capitalized costs, the majority of which represent legal fees, are related to a patent application. If the Company elects to stop pursuing a particular patent application or determines that a patent application is not likely to be awarded or elects to discontinue payment of required maintenance fees for a particular patent, the Company, at that time, records as expense the capitalized amount of such patent application or patent. Awarded patents will be amortized over the shorter of the economic or legal life of the patent.

Goodwill: Goodwill represents the excess of the purchase price in the merger with OrthoNetx (see Note 9 to interim unaudited consolidated financial statements) over the fair value of net tangible and intangible assets acquired in the merger. Goodwill amounts are not amortized, but rather are tested for impairment at least annually. There was no impairment of goodwill for three months ended March 31, 2006. The Company had no goodwill in 2005

Investment: The Company held 20% of the issued and outstanding common stock of a Colorado privately-held company. The Company accounts for the investment using the equity method of accounting. Under the equity method, the carrying amount of the investment is increased for its proportionate share of the investee's earning or decreased for its proportionate share of the investee's loss. During the three month period ended March 31, 2006, the Company recorded losses of $17,886 as its pro rata share of net losses in this privately-held company. The Company had no equity method investment in 2005.

The Company monitors the investment for impairment and makes appropriate reductions in carrying value if the Company determines that an impairment charge is required based primarily on the financial condition and near-term prospects of this company.

Income (Loss) Per Common Share: Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding and, when, diluted, potential shares from options and warrants to purchase common stock using the treasury stock method. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock are anti-dilutive for all periods presented.

Stock-based Compensation: Prior to January 1, 2006, the Company's stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), "Accounting for Stock Issued to Employees," and related Interpretations, as permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation" (as amended by SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure") (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company's consolidated statements of operations through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), "Share-Based Payment" (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As a result of adopting SFAS 123(R) on January 1, 2006, the Company recognized pre-tax compensation expense related to stock options of $108,030. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plan for the three months ended March 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense over the options' vesting periods.

Net loss, as reported                                       $  (75,460)
Deduct: Total stock-based employee compensation
expense determined under the fair value of awards,
net of tax related effects                                      39,600
                                                            ----------

Pro forma net loss                                          $ (115,060)
                                                            ==========

Reported net loss per share-basic and diluted               $    (0.00)
                                                            ==========

Pro forma net loss per share-basic and diluted              $    (0.01)
                                                            ==========

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

New Accounting Pronouncements: The Financial Accounting Standards Board (FASB) has issued Statements of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" and SFAS No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140" but they will not have a relationship to the operations of the Company. Therefore a description and its impact for each on the Company's operations and financial position have not been disclosed.

NOTE 2 - BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

At March 31,                                      2006             2005
--------------------------------------------------------------------------
Accounts Receivable, net
  Accounts receivable                          $ 118,543        $  57,458
  Other receivable                                   185                -
  Allowance for bad debt                          (2,611)            (899)
--------------------------------------------------------------------------
    Total                                      $ 116,117        $  56,559
--------------------------------------------------------------------------
Prepaid Expenses and Others
  Prepaid insurance                            $  43,210        $  21,203
  Prepaid rent and deposit                        14,725               93
  Other prepaid expenses                          20,276           10,013
--------------------------------------------------------------------------
    Total                                      $  78,211        $  31,309
--------------------------------------------------------------------------
Property and equipment, net
  Furniture and Fixtures                       $   9,531        $   1,113
  Equipment                                       46,333           13,331
  Software                                         6,285                -
--------------------------------------------------------------------------
                                                  62,149           14,444
  Less: accumulated depreciation                 (29,334)         (13,609)
--------------------------------------------------------------------------
    Total                                      $  32,815        $     835
--------------------------------------------------------------------------
Accured Liabilities
  Commission payable                           $       -        $  11,797
  Accrued insurance                               10,015           11,955
  Warranty reserve                                 8,462            6,549
  Accrued payroll and related taxes               17,666                -
  Accrued interest                                     -            6,339
  Accrued consulting fees                         19,090                -
  Other                                           24,313              803
--------------------------------------------------------------------------
    Total                                      $  79,546        $  37,443
--------------------------------------------------------------------------

NOTE 3 - LONG-TERM DEBT

Long-term debt consists of the following:

AT MARCH 31,                                                 2006        2005
--------------------------------------------------------------------------------
a.)  Note payable to a related party., interest at
     13% commencing January 1, 2006, due on December
     31, 2007. Collaterized by substantially all of
     the Company's assets and personal guarantee by
     the CEO, and two shareholders. (1)                   $ 266,603    $      -
b.)  Note Payable to Others, interest at 7% due and
     payable on December 31, 2007. Convertible into
     2,394,533 shares of common stock. (2)                        -      26,666
c.)  Note Payable to Others, interest at 7% due and
     payable on December 31, 2007. Convertible into
     1,197,267 shares of common stock. (2)                        -      13,334
--------------------------------------------------------------------------------
                                                            266,603      40,000
Less: Current Maturities                                   (144,926)          -
--------------------------------------------------------------------------------
        Long-term debt                                    $ 121,677    $ 40,000
--------------------------------------------------------------------------------

(1) The debt initially bears interest at 0.75% above the Wall Street Journal Prime Rate (8.0% at December 31, 2005) and matures on January 10, 2006. On January 17, 2006, the note agreement was amended to reflect that the payment date of the loan be extended for two years, that the interest rate be increased to 13% per annum and that the remaining principal balance of the loan be amortized and payable over 2 years.
(2) The note was converted into 3,591,799 shares of the Company's common stock in April 2005.


NOTE 4 - INCOME TAXES

The provision for income taxes (benefits) consisted of the following:

For three months ended March 31,                    2006              2005
----------------------------------------------------------------------------
Federal:
   Current                                        $     -           $     -
   Deferred                                           377                 -
----------------------------------------------------------------------------
                                                      377                 -
----------------------------------------------------------------------------
State:
   Current                                            800               800
   Deferred                                           (11)                -
----------------------------------------------------------------------------
                                                      789               800
----------------------------------------------------------------------------
    Total                                         $ 1,166           $   800
----------------------------------------------------------------------------

The components of the deferred net tax assets are as follows:

At March 31,                                          2006            2005
------------------------------------------------------------------------------
Net Operating Loss Carryforwards                 $ 1,175,968      $   220,993
Property and equipment                                 (1,306)           (199)
Accruals and reserves                                   2,017          (1,561)
Valuation Allowance                                  (956,044)              -
------------------------------------------------------------------------------
Net deferred tax assets                          $    220,635     $   219,233
------------------------------------------------------------------------------

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


NOTE 5 - STOCKHOLDERS' EQUITY

Private Placement Offering

In September 2005, OrthoNetx commenced a private placement offering ("Offering") of equity securities to raise on a best efforts basis a maximum of $1,500,000 in conjunction with the planned merger with Eye Dynamics discussed in Note 3. There is no minimum amount required to be raised with the Offering. The Offering consists of units priced at $50,000 per unit. Each unit consists of (a) shares of the OrthoNetx's common stock at a price equal to the lesser of $.22 per share or 90% of the average closing price of Eye Dynamics common stock over the 30 days prior to the closing of the merger with Eye Dynamics and (b) warrants to purchase additional shares of the OrthoNetx's common stock equal to 50% of the number of shares of common stock purchased in the Offering, exercisable for two years at $.33 per share. Total proceeds from this offering were $650,000; the Company received net proceeds of $602,779 after offering expenses. Additional offering expenses of $81,250 were paid, of which $15,000 was paid in cash in 2005; $16,250 was paid in cash in 2006; and the balance of $50,000 was paid in 277,778 shares of AcuNetx's common stock. All cash proceeds were received in January 2006 and total of 3,888,892 shares of AcuNetx's common stock, including the 277,778 shares, were issued.

In March 2006, a Subscription Agreement from the 2005 Private Placement Memorandum was fulfilled in the amount of $500,000, resulting in $450,000 net proceeds after offering expenses. Galen Capital Group, the former financial advisor, is the investor and received 2,777,778 shares of common stock of the Company for their investment.

Exercising of stock warrants

During the first three months of 2006, there were stock warrants exercised. The Company received total proceeds of $20,000. No stock warrants were exercised in 2005.

Non-Executive Directors' Stock Plan

On February 27, 2006 the Board of Directors agreed to provide 300,000 shares of restricted stock to each of the four nonemployee directors as compensation for 2006 services pursuant to the 2006 Non-Executive Stock Plan established on March 27, 2006. The shares were valued at $0.25 which was the closing market price on the date of grant. The total compensation of $300,000 was amortized on a straight line basis over a twelve month period. During the three months ended March 31, 2006, the Company recognized directors' compensation of $75,000. The Plan shall be in effect until December 31, 2006. Share certificates are in process of being issued.

Increase of Authorized Shares

In March 2006, the Board of Directors approved to increase the number of authorized common stocks to 200 million. The amendment to its article of incorporation will be filed in second quarter of 2006.

NOTE 6 - STANDBY EQUITY DISTRIBUTION AGREEMENT

On January 31, 2006, the Company entered into a Standby Equity Distribution Agreement (SEDA) with Cornell Capital Partners, LP ("Cornell"), to finance the continued development of its products. Under the agreement, Cornell has committed to provide up to $12 million of equity financing to be drawn down over a 24-month period at the Company's discretion. The financing will become available after the Company has filed a Registration Statement covering the securities with the Securities and Exchange Commission (the "SEC"), and the SEC has declared the Registration Statement effective. The maximum amount of each drawdown is $500,000, and there must be at least five trading days between drawdowns.

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

Under the agreement, the Company shall issue three warrants to purchase the Company's common stock to Cornell. The first is a one-year warrant for 250,000 shares, with an exercise price of $0.50 per share. The second is a two-year warrant for 250,000 shares, with an exercise price of $1.00 per share. The third is a three year warrant for 500,000 shares, with an exercise price of $2.00 per share.

The Company agreed to register for resale, on Form SB-2, the shares of common stock which the Company sell to Cornell Capital Partners under the Standby Equity Distribution Agreement, as well shares issuable upon exercise of the warrants and the shares issued as a commitment fee.

The Company engaged Monitor Capital, Inc., a registered broker-dealer, to act as placement agent in connection with the Standby Equity Distribution Agreement, pursuant to a Placement Agent Agreement dated as of January 31, 2006. The Company shall pay Monitor Capital, Inc. 50,000 shares of Common Stock as a fee under the Placement Agent Agreement.


NOTE 7 - STOCK OPTIONS

On March 27, 2006 the Board of Directors approved and adopted the 2006 Stock Incentive Plan to provide for the issuance of incentive stock options and/or nonstatutory options to all employees and nonstatutory options to consultants and other service providers. Generally, all options granted to employees and consultants expire ten and three years, respectively, from the date of grant. All options have an exercise price higher than the fair market value of the Company's stock on the date the options were granted. It is the policy of the Company to issue new shares for stock option exercised and restricted stock, rather than issue treasury shares. Options generally vest over three years. The plan reserves 14 million shares of common stock under the Plan and shall be effective through December 31, 2015. On January 3, 2005, the Board of Directors approved to issue stock options to directors in the amount of 20,000 shares for each of the years from 1999 through 2004. The total options for each of directors shall be 120,000 shares. The options are vesting immediately and exercisable at $0.15 per share through January 3, 2007.

A summary of the status of stock options issued by the Company as of March 31, 2006 and 2005 is presented in the following table.

                                                   2006                            2005
                                      ---------------------------------------------------------------
                                                           Weghted                          Weghted
                                           Number          Average         Number           Average
                                             of           Exercise           of            Exercise
                                           Shares           Price          Shares            Price
                                      ---------------------------------------------------------------
Outstanding at beginning of year             415,000       $  0.15                  -       $     -
Granted                                    6,765,000          0.21            360,000          0.15
Exercised/Expired/Cancelled                        -             -                  -             -
                                      ---------------                  ---------------
Outstanding at end of period               7,180,000       $  0.20            360,000       $  0.15
                                      ===============                  ===============

Exercisable at end of period               1,150,000       $  0.18            360,000       $  0.15
                                      ===============                  ===============

The fair value of each stock option granted is estimated on the date of grant using the Binominal Lattice option valuation model for 2006 and the Black-Scholes Merton option valuation model for 2005. Both models use the assumptions listed in the table below. Expected volatilities are based on the historical volatility of the Company's stock. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

                                                       2006         2005
                                                   ------------------------
Weighted average fair value per option granted        $ 0.17       $ 0.11
Risk-free interest rate                                 4.40%        3.18%
Expected dividend yield                                 0.00%        0.00%
Expected lives                                          9.93         2.00
Expected volatility                                   162.13%      163.36%


As of March 31, 2006, there was $1,016,311 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the various plans. That cost is expected to be recognized over a weighted average period of 2.7 years.

NOTE 8 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for three months ended March 31st:

                                                  2006              2005
----------------------------------------------------------------------------
Numerator:
  Net loss                                     $ (842,530)       $  (75,460)
Denominator:
  Weighted average of common shares            53,860,247        17,949,748

Net loss per share - basic and diluted         $    (0.02)       $    (0.00)


As the Company incurred net loss for the three months ended March 31, 2006, the effect of dilutive securities totalling 693,276 equivalent shares have been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

As the Company incurred net loss for the three months ended March 31, 2005, the effect of dilutive securities totalling 4,064,299 equivalent shares have been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

NOTE 9 - MERGERS AND ACQUISITIONS

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

The acquisition was accounted for as a business combination, and accordingly, the tangible assets acquired were recorded at their fair value at December 23, 2005. The results of operations of OrthoNetx have been included in the Company's consolidated financial statements subsequent to that date. The total purchase price is $4,705,699, and is comprised of:

Stocks issued to acquire the outstanding common
 stock of OrthoNetx (22,494,953 shares at $0.18 per share)       $ 4,049,092
Acquisition related transaction costs (3,647,818 shares at
 $0.18 per share)                                                    656,607
                                                                 -----------
    Total purchase price                                         $ 4,705,699
                                                                 ===========

The fair value of the purchase price was valued at $0.18 per share, which represented the closing price of the Company's stock at December 23, 2005. Acquisition related transaction costs include 3,647,818 shares issued to a financial advisor of ONX. The allocation of the purchase price to assets acquired and liabilities assumed is presented in the table that follows:

Tangible assets acquired                             $   136,169
Property and equipment                                    29,772
Intangible assets                                         89,621
Goodwill                                               4,823,138
Other non-current assets                                 187,233
Liabilities assumed                                     (560,234)
                                                     -----------
      Total purchase price                           $ 4,705,699
                                                     ===========

The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the three months ended March 31, 2005 assuming OrthoNetx had been acquired at the beginning of the periods presented:

                                                2005
                                             ----------
Net revenue                                  $  320,909
Net loss                                     $ (320,795)
Basic and diluted net loss per share         $    (0.01)

PrivaComp, Inc.

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

PrivaComp and OrthoNetx are related through common ownership. Accordingly, the assets and liabilities of PrivaComp have been recorded by OrthoNetx at historical cost at June 30, 2005 as follows:

         Assets:
           Intellectual Property                 $   54,567
         Liabilities:
           Accounts Payable                         (62,669)
                                                 ----------
         Net liabilities assumed                 $   (8,102)
                                                 ==========

PrivaComp had no activity during the three months ended March 31, 2005; therefore, no pro forma information has been presented.

NOTE  10 - MAJOR CUSTOMERS

During the three months ended March 31, 2006, two major customers accounted for $266,423 or 94% of IntelliNetx division revenues.

National distributor       $199,250 or 70.3%
Foreign distributor        $67,173 or 23.7%

During the three months ended March 31, 2005, the national distributor accounted for $254,752 or 80.49% of IntelliNetx division revenues.

NOTE 11 - SEGMENT INFORMATION

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

In 2006, the Company changed the structure of its internally organization to develop three market-oriented operating divisions: (i) IntelliNetx (INX) division, (ii) OrthoNetx (ONX) division, and (iii) VisioNetx (VNX) division. The IntelliNetx division markets patented medical devices that assist in the diagnosis of dizziness and vertigo, and rehabilitate those in danger of falling as a result of balance disorders The OrthoNetx division markets patented medical devices that mechanically induce new bone formation in patients with skeletal deformities o the face, skull, jaws, extremities and dentition. The VisioNetx division markets patented products that track and analyze human eye movements. The Company also has other subsidiaries that do not meet the quantitative thresholds of a reportable segment.

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

Intersegment transactions: Intersegment transactions are recorded at cost.

Summarized financial information of the Company's results by operating segment is as follows:

                                                 Three months ended March 31,
                                                       2006           2005
-----------------------------------------------------------------------------
Net Revenue:
  IntelliNetx                                      $  283,575      $ 316,909
  OrthoNetx                                                 -              -
  VisionNetx                                                -              -
                                               ------------------------------
Net Revenue by reportable segments                    283,575        316,909
All other operating revenue                                 -              -
                                               ------------------------------
Consolidated Net Revenue                           $  283,575      $ 316,909
-----------------------------------------------------------------------------
Operating loss:
  IntelliNetx                                      $   (3,195)     $ (73,916)
  OrthoNetx                                           (37,282)             -
  VisionNetx                                          (80,283)             -
                                               ------------------------------
Operating loss by reportable segments                (120,760)       (73,916)
All other operating loss                             (697,743)             -
                                               ------------------------------
Consolidated Operating Loss                        $ (818,503)     $ (73,916)
-----------------------------------------------------------------------------
Net loss before tax:
  IntelliNetx                                      $     (695)     $ (74,660)
  OrthoNetx                                           (62,612)             -
  VisionNetx                                          (80,283)             -
                                               ------------------------------
Net loss by reportable segments                      (143,590)       (74,660)
All other net losses                                 (697,774)             -
                                               ------------------------------
Consolidated Net Loss before tax                   $ (841,364)     $ (74,660)
-----------------------------------------------------------------------------

                                                       At March 31,
Total Assets:                                    2006               2005
----------------------------------------------------------------------------
  IntelliNetx                                $ 1,040,287        $ 1,357,717
  OrthoNetx                                    5,631,826                  -
  VisionNetx                                           -                  -
                                           ---------------------------------
                                               6,672,113          1,357,717
All Other Segments                                                        -
                                           ---------------------------------
Consolidated assets                          $ 6,672,113        $ 1,357,717
----------------------------------------------------------------------------

NOTE 12 - SALES INCENTIVE AGREEMENTS

In April 2005, the Company entered into two individual agreements with the national distributor and a special instrument dealer. The agreements provide that the Company will issue restricted common stock to the distributor and dealer as a sale incentive if certain conditions are reached pursuant to the agreements. As of March 31, 2006, none of these conditions are reached and the Company issued no shares.


NOTE 13 - GUARANTEES AND PRODUCT WARRANTIES

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of March 31, 2006.

In general, the Company offers a one-year warranty for most of the products it sold. To date, the Company has not incurred any material costs associated with these warranties. The Company provides reserves for the estimated costs of product warranties based on its historical experience of known product failure rates, use of materials to repair or replace defective products and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise with specific products. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary

The following table presents the changes in the Company's warranty reserve during the first quarter of 2006 and 2005:

                                             2006           2005
                                         --------------------------
Balance as of beginning of period          $ 8,462        $ 8,884
Provision for warranty                         802            759
Utilization of reserve                        (802)        (3,094)
                                           -------        -------
Balance as of end of period                $ 8,462        $ 6,549
                                           =======        =======

NOTE 14 - SUBSEQUENT EVENTS

Manufacturing, Sales, Licensing, and Software Agreement

The Company is still negotiating to reconfigure its relationship with its national distributor including terms of the Manufacturing, Sales, Licensing, and Software Agreement with the national distributor.

Departure and Election of Chairman of the Board of Directors

On May 2, 2006, Stephen D. Moses resigned from the Board of Directors of Registrant and as Chairman of the Board of Directors. The resignation arose out of disagreements about the management and direction of the Company. The remaining Directors of the Company disagree with the assertions of Mr. Moses.

On May 3, 2006, Charles Phillips, the Company's co-founder in 1988 and currently a Director, was elected as the Chairman of the Board of Directors of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BUSINESS OVERVIEW

     AcuNetx is organized around three separate divisions: (i) a medical division with neurological diagnostic equipment, (ii) a medical division with devices that create new bone, and (iii) a division with products for occupational safety and law enforcement. For all its devices, AcuNetx is integrating an information technology (IT) platform that allows the device to capture data about the physiological condition of a human being. Our IT platform is designed to gather data and connect the device-related data with users and support persons. Its products include the following:

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

RESULTS OF OPERATIONS

THREE MONTHS ENDING MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31,
2005.

     The first quarter of 2006 represents the first period of combined AcuNetx, Inc. operations, comprised of the former AcuNetx, Inc. and the former OrthoNetx, Inc. This discussion compares the combined 2006 first quarter results with the first quarter of 2005, which consists solely of the former Eye Dynamics, Inc.

     Revenues during the first quarter of 2006 were $283,575, compared to $316,909 for the corresponding period in 2005. Cost of sales stayed relatively static as a percentage of sales. Total operating expenses increased by $740,491, from $240,774 in the first quarter of 2005 to $981,265in the first quarter of 2006. The decreased revenues and increased selling, general and administrative expenses resulted in a loss of $842,530 for the current period, compared to a loss of $75,460 for the same period in the previous year.

     Sales have stabilized after trending downward in prior quarters. The Medicare reimbursement issue mentioned in previous discussions has, for the most part, been resolved, and is no longer hindering sales. Our domestic distributor and sub-distributors believe that this will further open sales opportunities, and are making plans to address those opportunities. We are also expanding our offshore marketing. We are working with all of our marketing channels to formulate a consistent message to highlight our product and company strengths.

     Operating expenses were inflated by the legal and financial requirements of the acquisition of OrthoNetx, which included necessary legal filings, audit consolidation and filing, stock distribution, and accounting work. In addition, we commenced work on the information technology aspects of the combined companies, as well as the work necessary to produce a consistent, up to date public image for the Company. We instituted work on intellectual property protection to cover or extend coverage for key Company assets. Design work for the entire project that will bring our Safety and Law Enforcement products to market was also started in earnest, with appropriate expenditures. Standard selling, general and administrative expenses for both AcuNetx and OrthoNetx did not increase significantly, but the OrthoNetx expenses make up a portion of the year to year growth.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents as of March 31, 2006 of $787,313 allows for payment of all outstanding invoices on a current basis. The Company is in the process of repaying a loan from the founder of OrthoNetx, and is current on those payments.

     Inventory as of March 31, 2006 was $346,607, compared to $263,381 at March 31, 2005. Purchasing for all VNG products has been adjusted to a level consistent with lower sales. OrthoNetx products, both the GenerOs CF and GenerOs SB, account for the overall increase year to year. Accounts receivable as of March 31, 2006 were $116,117. While this represents a larger than usual balance, there were two invoices outstanding at the end of the period while corrections were made, and both have since been collected.

     Accounts payable as of March 31, 2006 were $225,309, compared to $21,352 at March 31, 2005. The growth was primarily due to increased activity in the combined companies' selling, general and administrative expense, and all accounts are current. OrthoNetx had previously acquired a private firm, and has been carrying accounts payable at full value until a settlement, currently under discussion, is resolved.

     Sales prospects for the balance of 2006 appear strong, as we expect our entire range of products to be refreshed, and new products to enter the marketplace. In early April we announced that our VNG products have been approved by the U. S. Government Services Administration to be listed on the Federal Supply Schedule, which permits access to all military and VA hospitals around the world. Budgets for product development and refinement have been increased, and the results of that work should be in the market later this year. We plan to continue to use trade shows, print and electronic media, and distributors to carry our message to our customers and support organizations.

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


                           PART II. OTHER INFORMATION

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

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS

         31.1 Certification of the Company's Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

         31.2 Certification of the Company's Interim Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

         32.1 Certification of the Company's Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

         32.2 Certification of the Company's Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 19, 2006
                                                      By: /s/ Terry Knapp
                                                          ----------------------
                                                          Terry Knapp, President