Form 10QSB
period 2006-06-30
AcuNetx, Inc.
filed 2006-08-21
CIK 1097575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006

                           Commission File No. 0-27857

                                  AcuNetx, Inc.
                               ------------------
        (Exact name of small business issuer as specified in its charter)

              Nevada                                           88-0249812
              ------                                           ----------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                          Identification No.)

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

As of June 30, 2006 the issuer had 57,199,814 shares of common stock outstanding.

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


                           PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)
                      CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                                     JUNE 30, 2006
                                                                     -------------
                                     ASSETS
Current Assets
  Cash                                                               $      99,491
  Accounts receivable, net                                                 124,408
  Inventory                                                                340,160
  Prepaid expenses                                                         129,721
                                                                     -------------
    Total Current Assets                                                   693,780

Property and equipment, net                                                 31,282

Goodwill                                                                 4,823,500
Other intangible assets                                                    117,133
Deferred tax assets                                                        220,635
Other investment                                                           158,595
Other assets                                                                 1,563

TOTAL ASSETS                                                         $   6,046,488
                                                                     =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                   $     401,147
  Accrued liabilities                                                      126,119
  Notes payable, current portion                                           161,309
                                                                     -------------
    Total Current Liabilities                                              688,575

Long-Term Debt                                                              82,422
                                                                     -------------

Total Liabilities                                                          770,997
                                                                     -------------

Stockholders' Equity
  Common stock, $0.001 par value; 100,000,000 shares authorized;
    57,199,814 shares issued and outstanding                                57,200
  Paid-in capital                                                        9,911,859
  Accumulated deficit                                                   (4,693,568)
                                                                     -------------
    Total Stockholders' Equity                                           5,275,491
                                                                     -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $   6,046,488
                                                                     =============


         See Notes to Interim Unaudited Consolidated Financial Statements



                                        ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)
                                   CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                         FOR THREE MONTHS                        FOR SIX MONTHS
                                                           ENDED JUNE 30,                        ENDED JUNE 30,
                                                 ---------------------------------     ---------------------------------
                                                      2006               2005               2006               2005
------------------------------------------------------------------------------------------------------------------------

Sales - Products                                 $     371,730      $     402,785      $     655,305      $     719,694

Cost of Products                                       148,675            187,283            269,488            337,334
                                                 -----------------------------------------------------------------------

Gross profit                                           223,055            215,502            385,817            382,360
                                                 -----------------------------------------------------------------------

Operating Expenses:
  Selling, general and administrative
    expenses                                         1,141,583            174,581          1,969,262            415,355
  Stock option expenses                                136,846                 --            244,876                 --
  Research and development                             146,022                 --            191,578                 --
                                                 -----------------------------------------------------------------------
Total Operating Expenses                             1,424,451            174,581          2,405,716            415,355
                                                 -----------------------------------------------------------------------

Operating income (loss)                             (1,201,396)            40,921         (2,019,899)           (32,995)
                                                 -----------------------------------------------------------------------

Other income(expenses)
  Interest and other income                             11,021                128             16,848                278
  Loss on equity-method investments                    (10,804)                --            (28,690)                --
  Interest expense                                      (8,445)              (194)           (19,247)            (1,088)
                                                 -----------------------------------------------------------------------
    Total other income (expenses)                       (8,228)               (66)           (31,089)              (810)
                                                 -----------------------------------------------------------------------

Net income (loss) before taxes                      (1,209,624)            40,855         (2,050,988)           (33,805)

Provision for income taxes                                  --              1,276              1,166              2,076
                                                 -----------------------------------------------------------------------

Net income (loss)                                $  (1,209,624)     $      39,579      $  (2,052,154)     $     (35,881)
                                                 =======================================================================

Net income (loss) per share-basic                $       (0.02)     $        0.00      $       (0.04)     $       (0.00)
                                                 =======================================================================
Net income (loss) per share-diluted              $       (0.02)     $        0.00      $       (0.00)     $       (0.00)
                                                 =======================================================================

Shares used in per share calculation-basic          56,918,605         21,674,880         55,389,426         19,812,314
Shares used in per share calculation-diluted        56,918,605         22,179,707         55,389,426         19,812,314
                                                 =======================================================================

Shares used in per share calculation-basic          56,918,605         21,674,880         55,389,426         19,812,314
Shares used in per share calculation-diluted        56,918,605         22,179,707         55,389,426         19,812,314


                            See Notes to Interim Unaudited Consolidated Financial Statements



                            ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


FOR SIX MONTHS ENDED JUNE 30,                                         2006              2005
-------------------------------------------------------------------------------------------------

CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                      $  (2,052,154)     $     (35,881)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation                                                        6,297                 80
    Issuance of stocks and stock equity awards for services           577,178             68,000
    Provision for bad debt                                              6,512                 --
    Provision for loan loss                                                --              9,116
    Deferred income tax                                                   366              1,276
    Loss on investment accounted for under equity method               28,690                 --
    (Increase) Decrease in:
     Accounts Receivable                                              (14,821)          (112,841)
     Inventory                                                        (18,900)           (83,292)
     Prepaid and Others                                               (40,318)            24,725
    Increase (Decrease) in:
     Accounts Payable and Accrued Liabilities                         162,562             19,150
                                                                ---------------------------------
NET CASH USED IN OPERATING ACTIVITIES                              (1,344,588)          (109,667)
                                                                ---------------------------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Closing of Certificate of Deposits                                  305,274                 --
  Capitalize of patent costs                                          (20,945)                --
  Capitalize of trademark                                              (6,567)                --
  Purchase of Equipment                                                (5,283)                --
  Repayment from Notes Receivable                                          --              1,500
  Purchase of Certificate of Deposits                                      --           (400,000)
                                                                ---------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                   272,479           (398,500)
                                                                ---------------------------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net proceeds from sale of common stocks                           1,036,529                 --
  Net proceeds from exercising of stock warrants                       20,000                 --
  Repayments on notes payable                                         (56,269)                --
                                                                ---------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           1,000,260                 --
                                                                ---------------------------------

NET DECREASE IN CASH                                                  (71,849)          (508,167)

CASH BALANCE AT BEGINNING OF PERIOD                                   171,340            847,235
                                                                ---------------------------------

CASH BALANCE AT END OF PERIOD                                   $      99,491      $     339,068
                                                                =================================

Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                                 $      19,069      $          --
  Taxes Paid                                                    $         800      $         800

Schedule of noncash investing and financing activities:
  Issuance of common stocks for:
    Merger adjustment                                           $         362      $          --
    Notes Payable                                                          --             40,000
    Accrued Interest                                                       --              6,339
                                                                ---------------------------------
                                                                $         362      $      46,339
                                                                =================================


                See Notes to Interim Unaudited Consolidated Financial Statements

                                                5

NOTE 1 - NATURE OF BUSINESS

AcuNetx, Inc., a Nevada corporation, (the "Company" or "AcuNetx", formerly known as Eye Dynamics, Inc. or "EDI") combines diagnostic, analytical and therapeutic devices with proprietary software to permit: health providers to diagnose and treat balance disorders and various bone deficiencies; to allow law enforcement officers to evaluate roadside sobriety; and permits employers in high-risk industries to determine, in real-time, the mental fitness of their employees to perform mission-critical tasks. AcuNetx is headquartered in Superior Colorado, and has operating divisions in Torrance, California.

On December 23, 2005, the Company completed a merger with OrthoNetx, Inc. ("OrthoNetx" or "ONX"), a Colorado-based provider of medical devices for osteoplastic surgery. The acquisition was completed as a stock transaction in which ONX shareholders received shares of the merged company equal to the number of EDI's outstanding shares at the closing date. Following the merger, the Company changed its name to AcuNetx, Inc. and shifted its headquarters to Superior, Colorado. The President and CEO of ONX assumed the position of President and CEO of the merged company.

AcuNetx is organized around three separate divisions: (i) a division that produces neurological diagnostic equipment, (ii) a division that produces devices that create new bone, and (iii) a division that develops products for occupational safety and law enforcement. For all its devices, AcuNetx is in the process of integrating an information technology (IT) platform that allows the device to capture data about the physiological condition of a human being. The Company's IT platform is designed to gather data and connect the device-related data with users and support personnel. Its products include the following: (a) neurological diagnostic equipment that measures, tracks and records human eye movements, utilizing our proprietary technology and computer software, as a method to diagnose problems of the vestibular (balance) system and other balance disorders; (b) devices designed to test individuals for impaired performance resulting from the influences of alcohol, drugs, illness, stress and other factors that affect eye and pupil performance, targeted toward the occupational safety and law enforcement markets; (c) orthopedic and craniomaxillofacial (skull and jaw) surgery products, which generate new bone through the process of distraction osteogenesis; and (d) a proprietary information technology system called SmartDevice-Connect(TM) ("SDC") that establishes product registry to individual patients and tracks device behavior for post-market surveillance, adverse event and outcomes reporting, and creates "smart devices" that gather and transmit physiological data concerning the device and its interaction with the patient.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRESENTATION OF INTERIM INFORMATION: The financial information at June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

The results for the three and six months ended June 30, 2006 may not be indicative of results for the year ending December 31, 2006 or any future periods.

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

OTHER INTANGIBLE ASSETS: Other intangible assets consist primarily of intellectual property and trademarks. The Company capitalizes intellectual property costs as incurred, excluding costs associated with Company personnel, relating to patenting its technology. The majority of capitalized costs represent legal fees related to a patent application. If the Company elects to stop pursuing a particular patent application or determines that a patent application is not likely to be awarded or elects to discontinue payment of required maintenance fees for a particular patent, the Company, at that time, records as expense the capitalized amount of such patent application or patent. Awarded patents will be amortized over the shorter of the economic or legal life of the patent. Trademarks are not amortized, but rather are tested for impairment at least annually. There was no impairment of other intangible assets for six months ended June 30, 2006. The Company had no other intangible assets in 2005.

GOODWILL: Goodwill represents the excess of the purchase price in the merger with OrthoNetx (see Note 10 below) over the fair value of net tangible and intangible assets acquired in the merger. Goodwill amounts are not amortized, but rather are tested for impairment at least annually. There was no impairment of goodwill for six months ended June 30, 2006. The Company had no goodwill in 2005

INVESTMENT: The Company held 20% of the issued and outstanding common stock of a Colorado privately-held company. The Company accounts for the investment using the equity method of accounting. Under the equity method, the carrying amount of the investment is increased for its proportionate share of the investee's earning or decreased for its proportionate share of the investee's loss. During the six month period ended June 30, 2006, the Company recorded losses of $28,690, as its pro rata share of net losses in this privately-held company. The Company had no equity method investment in 2005.

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

For the three and six months ended June 30, 2006, as a result of adopting SFAS 123(R) on January 1, 2006, the Company recognized pre-tax compensation expense related to stock options of $136,846 and $244,876, respectively. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plan for the three and six months ended June 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense over the options' vesting periods.

                                                             Three Months       Six Months
                                                                ended             ended
                                                            June 30, 2005     June 30, 2005
                                                            -------------     -------------
Net income (loss), as reported                              $      39,579     $     (35,881)
Deduct: Total stock-based employee compensation expense
  determined under the fair value of awards, net of tax
  related effects                                                      --            39,600
                                                            -------------     -------------

Pro forma net income (loss)                                 $      39,579     $     (75,481)
                                                            =============     =============

Reported net income (loss) per share-basic and diluted      $        0.00     $       (0.00)
                                                            =============     =============

Pro forma net income (loss) per share-basic and diluted     $        0.00     $       (0.01)
                                                            =============     =============

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

NEW ACCOUNTING PRONOUNCEMENTS: In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES", ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "ACCOUNTING FOR INCOME TAXES." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial statements.

The FASB has also issued Statements of Financial Accounting Standards (SFAS) No. 155, "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS-AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140" and SFAS No. 156, "ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS-AN AMENDMENT OF FASB STATEMENT NO. 140" but they will not have a relationship to the operations of the Company. Therefore a description and its impact for each on the Company's operations and financial position have not been disclosed.

NOTE 3 - BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

                                   As of June 30, 2006
ACCOUNTS RECEIVABLE, NET
------------------------
Accounts Receivable                     $ 128,985
Other Receivable                               57
Allowance for Bad Debt                     (4,634)
                                        ---------
  Total Accounts Receivable, Net        $ 124,408
                                        =========

PREPAID EXPENSES AND OTHERS
---------------------------
Prepaid Insurance                       $  30,637
Prepaid rent and deposit                    7,210
Other Prepaid Expenses                     91,874
                                        ---------
  Total Prepaids and Others             $ 129,721
                                        =========

PROPERTY AND EQUIPMENT, NET
---------------------------
Furniture and Fixtures                  $   9,531
Equipment                                  48,945
Software                                    6,285
                                        ---------
                                           64,761
Accumulated Depreciation                  (33,479)
                                        ---------
  Total Property and Equipment, Net     $  31,282
                                        =========

ACCRUED LIABILITIES
                                        ---------
Accrued insurance                       $   5,723
Warranty reserve                            8,462
Accrued payroll and related taxes          59,375
Accrued consulting fees                    19,090
Accrued vacation                           27,602
Other accrued liabilities                   5,867
                                        ---------
  Total Accrued Liabilities             $ 126,119
                                        =========

NOTE 4 - LONG-TERM DEBT

The Company has a note payable to a related party which initially bears interest at 0.75% above the Wall Street Journal Prime Rate (8.0% at December 31, 2005) and matures on January 10, 2006. On January 17, 2006, the note agreement was amended to reflect that the payment date of the loan be extended for two years, that the interest rate be increased to 13% per annum and that the remaining principal balance be amortized and payable over 2 years. The note is collateralized by substantially all assets of the Company and personal guarantee by the CEO and two shareholders. As of June 30, 2006, the balance of the note payable is $243,731, including a current portion of $161,309. Total interest expense for the six months ended June 30, 2006 was $19,065.

In April 2005, the Company converted notes payable of $40,000 and accrued interest of $6,339 into 3,591,799 shares of common stock pursuant to the conversion privileges stated in the original note agreements. As a result, the Company did not recognize any gain or loss from these conversions.

NOTE 5 - INCOME TAXES

The components of the deferred net tax assets are as follows:

                  For Three Months ended              For Six Months ended
                          June 30,                          June 30,
                   2006             2005             2006              2005
--------------------------------------------------------------------------------
Federal:
   Current    $         --      $         --     $         --      $         --
   Deferred             --             1,276              377             1,276
--------------------------------------------------------------------------------
                        --             1,276              377             1,276
--------------------------------------------------------------------------------
State:
   Current              --                --              800               800
   Deferred             --                --              (11)               --
--------------------------------------------------------------------------------
                        --                --              789               800
--------------------------------------------------------------------------------
    Total     $         --      $      1,276     $      1,166      $      2,076
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

As of December 31, 2005, the Company has net operating loss carryforwards of approximately $3,200,000 and $833,000 to reduce future federal and state taxable income, respectively. To the extent not utilized, the federal net operating loss carryforwards will begin to expire in fiscal 2009 and the state net operating loss carryforwards will begin to expire in fiscal 2012.

NOTE 6 - STOCKHOLDERS' EQUITY

Private Placement Offering
--------------------------

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

In March 2006, a Subscription Agreement from the 2005 Private Placement Memorandum was fulfilled in the amount of $500,000, resulting in $450,000 net proceeds after offering expenses. Galen Capital Group, the former financial advisor, is the investor and received 2,777,778 shares of common stock of the Company for its investment.

Exercise of stock warrants
--------------------------

During the first six months of 2006, there were stock warrants exercised. The Company received total proceeds of $20,000. No stock warrants were exercised in 2005.

Non-Executive Directors' Stock Plan
-----------------------------------

On February 27, 2006 the Board of Directors agreed to provide 300,000 shares of restricted stock to each of the four nonemployee directors as compensation for 2006 services pursuant to the 2006 Non-Executive Stock Plan established on January 1, 2006. The shares were ratified valuing at $0.18 per share which was the closing market price on the effective date of the Plan, and were amortized on a straight-line basis over a twelve month period. For the three and six months ended June 30, 2006, the Company recognized directors' compensation of $28,500 and $103,500. The Plan shall be in effect until December 31, 2006.

Increase of Authorized Shares
-----------------------------

In March 2006, the Board of Directors approved to increase the number of authorized common stocks to 200 million. Increase in authorized common shares requires shareholder approval, which will be sought at the next shareholder meeting. If approved at that time, the Articles of Incorporation will be amended.

NOTE 7 - STANDBY EQUITY DISTRIBUTION AGREEMENT

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

In addition, Cornell Capital Partners will retain 5% of each cash payment under the Standby Equity Distribution Agreement as a commitment fee. The Company also issued, as amended, 1,090,266 shares of common stock to Cornell Capital Partners as a one-time commitment fee. The 2% discount, the 5% commitment fee and the shares of common stock are considered to be underwriting discounts payable to Cornell Capital Partners. The Company also paid $5,000 as a due diligence fee to Cornell Capital Partners.

The Company also agreed to pay Yorkville Advisors, LLC, an affiliate of Cornell Capital Partners, a structuring fee of $10,000 upon the earlier to occur of (i) the first drawdown under the Standby Equity Distribution Agreement, or (ii) April 21, 2006, as well as a fee of $500 per advance made.

Under the agreement, the Company has issued three warrants to purchase the Company's common stock to Cornell. The first is a one-year warrant for 250,000 shares, with an exercise price of $0.50 per share. The second is a two-year warrant for 250,000 shares, with an exercise price of $1.00 per share. The third is a three year warrant for 500,000 shares, with an exercise price of $2.00 per share. The warrants were valued at $83,802 using Black-Scholes option-pricing model and were charged to operations.

The Company agreed to register for resale, on Form SB-2, the shares of common stock which the Company sell to Cornell Capital Partners under the Standby Equity Distribution Agreement, as well as shares issuable upon exercise of the warrants and the shares issued as a commitment fee.

The Company engaged Monitor Capital, Inc., a registered broker-dealer, to act as placement agent in connection with the Standby Equity Distribution Agreement, pursuant to a Placement Agent Agreement dated as of January 31, 2006. The Company paid Monitor Capital, Inc. 57,143 shares of Common Stock as a fee under the Placement Agent Agreement. The shares were valued at $0.175 per share. The total of $10,000 was charged to operations.

NOTE 8 - STOCK OPTIONS

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

A summary of the status of stock options issued by the Company as of June 30, 2006 and 2005 is presented in the following table.

                                              2006                       2005
                                    ---------------------------------------------------
                                                    Weighted                    Weighted
                                       Number       Average      Number        Average
                                         of        Exercise        of         Exercise
                                       Shares        Price       Shares         Price
                                    ---------------------------------------------------
Outstanding at beginning of year       415,000     $   0.15            --     $     --
Granted                              6,894,102         0.21       360,000         0.15
Exercised/Expired/Cancelled                 --           --            --           --
                                    -----------                -----------
Outstanding at end of period         7,309,102     $   0.21       360,000     $   0.15
                                    ===========                ===========

Exercisable at end of period         1,301,602     $   0.19       360,000     $   0.15
                                    ===========                ===========

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

                                                               2006         2005
                                                            -------------------------

         Weighted average fair value per option granted     $     0.17   $     0.11
         Risk-free interest rate                                  4.41%        3.18%
         Expected dividend yield                                  0.00%        0.00%
         Expected lives                                           9.80         2.00
         Expected volatility                                    155.69%      163.36%

As of June 30, 2006 there was $896,097 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the various plans. That cost is expected to be recognized over a weighted average period of 2.5 years.

NOTE 9 - NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income
(loss) per share:

                                                         Three Months ended June 30,         Six Months ended June 30,
                                                            2006              2005             2006              2005
                                                        ------------      ------------     ------------      ------------
Basic net income (loss) per share:
  Net income (loss)                                     $ (1,209,624)     $     39,579     $ (2,052,154)     $    (35,881)
                                                        ------------      ------------     ------------      ------------
  Weighted average number of common shares                56,918,605        21,674,880       55,389,426        19,812,314
                                                        ------------      ------------     ------------      ------------
  Basic net income (loss) per common share              $      (0.02)     $       0.00     $      (0.04)     $      (0.00)
                                                        ============      ============     ============      ============
Diluted net income (loss) per share:
  Net income (loss)                                     $ (1,209,624)     $     39,579     $ (2,052,154)     $    (35,881)
  Addback: Debenture interest                                     --                --               --                --
                                                        ------------      ------------     ------------      ------------
  Adjusted net income (loss)                            $ (1,209,624)     $     39,579     $ (2,052,154)     $    (35,881)
                                                        ------------      ------------     ------------      ------------
  Weighted average number of common shares                56,918,605        21,674,880       55,389,426        19,812,314

  Incremental shares from assumed conversion:
     Convertible debt                                             --                --               --                --
     Stock options and warrants                                   --           504,827               --                --
                                                        ------------      ------------     ------------      ------------
  Adjusted weighted average number of common shares       56,918,605        22,179,707       55,389,426        19,812,314
                                                        ------------      ------------     ------------      ------------
  Diluted net income (loss) per common share            $      (0.02)     $       0.00     $      (0.04)     $      (0.00)
                                                        ============      ============     ============      ============

As the Company incurred net loss for the three and six months ended June 30, 2006, the effect of dilutive securities totaling 693,537 and 693,407 equivalent shares, respectively, have been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

As the Company incurred net loss for the six months ended June 30, 2005, the effect of dilutive securities totaling 513,333 equivalent common shares have been excluded from the calculation of diluted net loss per share because their effect was anti-dilutive.

NOTE 10 - MERGERS AND ACQUISITIONS

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

Under the terms of the ONX Agreement, the shareholders of ONX received the number of shares equal to the number of outstanding shares of EDI's common stock, including stock options and stock warrants at the closing date. As a result, each outstanding share of ONX's common stock was converted into approximately 0.805 shares of AcuNetx's common stock. Immediately upon the completion of the merger, ONX's CEO became the CEO of AcuNetx.

The acquisition was accounted for as business combination, and accordingly, the tangibles assets acquired were recorded at their fair value at December 23, 2005. The results of operations of OrthoNetx have been included in the Company's consolidated financial statements subsequent to that date. The total purchase price is $4,706,061, and is comprised of:

         Stocks issued to acquire the outstanding
           common stock of OrthoNetx (22,496,966
           shares at $0.18 per share)                          $4,049,454
         Acquisition related transaction costs
           (3,647,818 shares at $0.18 per share)                  656,607
             Total purchase price                              $4,706,061
                                                               ==========

The fair value of the purchase price was valued at $0.18 per share, which represented the closing price of the Company's stock at December 23, 2005. Acquisition related transaction costs include 3,647,818 shares issued to a financial advisor of ONX. The allocation of the purchase price to assets acquired and liabilities assumed is presented in the table that follows:

         Tangible assets acquired                              $   136,169
         Property and equipment                                     29,772
         Intangible assets                                          89,621
         Goodwill                                                4,823,500
         Other non-current assets                                  187,233
         Liabilities assumed                                      (560,234)
                                                               -----------
               Total purchase price                            $ 4,706,061
                                                               ===========

The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the three and six months ended June 30, 2005 assuming OrthoNetx had been acquired at the beginning of the periods presented:

                                           Three Months ended   Six Months ended
                                              June 30, 2005       June 30, 2005
                                              -------------       -------------

     Net revenue                              $     402,785       $     723,694
     Net loss                                 $    (208,624)      $    (529,419)
     Basic and diluted net loss per share     $       (0.00)      $       (0.01)


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

PrivaComp and OrthoNetx are related through common ownership. Accordingly, the assets and liabilities of PrivaComp have been recorded by OrthoNetx at historical cost at June 30, 2005 as follows:

                  Assets:
                    Intellectual Property             $     54,567
                  Liabilities:
                    Accounts Payable                       (62,669)
                                                      ------------
                  Net liabilities assumed             $     (8,102)
                                                      ============

PrivaComp had no activity during the three and six months ended June 30, 2005, therefore, no pro forma information has been presented.

NOTE 11 - MAJOR CUSTOMERS AND CREDIT CONCENTRATION

During the three months ended June 30, 2006, two customers accounted for $342,235 or 94.2% of IntelliNetx division revenues. During the six months ended June 30, 2006, three customers accounted for $609,590 or 94.3% of IntelliNetx division revenues.

                  National distributor      $445,552 or 68.9%
                  Foreign distributor       $67,173 or 10.4%
                  SID distributor           $96,865 or 15.0%

During the three and six months ended June 30, 2005, the national distributor accounted for $362,197 and $616,950 or 89.92% and 85.72% of total revenues, respectively.

The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

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

The Company does not track its assets by operating segments. Consequently, it is not practical to show assets by operating segments.

Summarized financial information of the Company's results by operating segment is as follows:

                                                 For Three Months ended            For Six Months ended
                                                        June 30,                         June 30,
                                                 2006             2005             2006             2005
----------------------------------------    ------------------------------    ------------------------------
IntelliNetx Division:
  Net revenue to external customers         $    363,130     $    402,785     $    646,705     $    719,694
  Cost of revenue                                144,972          187,283          265,785          337,334
                                            ------------------------------    ------------------------------
  Margin                                    $    218,158     $    215,502     $    380,920     $    382,360

OrthoNetx Division:
  Net revenue to external customers         $      8,600     $         --     $      8,600     $         --
  Cost of revenue                                  3,703               --            3,703               --
                                            ------------------------------    ------------------------------
  Margin                                    $      4,897     $         --     $      4,897     $         --

VisioNetx Division:
  Net revenue to external customers         $         --     $         --     $         --     $         --
  Cost of revenue                                     --               --               --               --
                                            ------------------------------    ------------------------------
  Margin                                    $         --     $         --     $         --     $         --

Total Net Revenue to External Customers     $    371,730     $    402,785     $    655,305     $    719,694
Total Cost of Revenue                            148,675          187,283          269,488          337,334
                                            ------------------------------    ------------------------------
Total Margin                                     223,055          215,502          385,817          382,360
                                            ==============================    ==============================

Intersegment transactions are recorded at cost. The margins reported reflect only the direct controllable expenses of each line of business and do no represent the actual margins for each operating segment because they do not contain an allocation of product development, information technology, marketing and promotion, stock-based compensation, and corporate and general and administrative expenses incurred in support of the lines of business.

                                                            For Three Months ended                For Six Months ended
                                                                    June 30,                             June 30,
                                                            2006               2005               2006               2005
-------------------------------------------------     ---------------------------------     ---------------------------------

Total margin for reportable segments                  $     223,055      $     215,502      $     385,817      $     382,360
Corporate and general and administrative expenses        (1,141,583)          (174,581)        (1,969,262)          (415,355)
Stock option expenses                                      (136,846)                --           (244,876)                --
Research and development                                   (146,022)                --           (191,578)                --
Interest and Other Expense                                   (8,445)              (194)           (19,247)            (1,088)
Loss on equity-method investments                           (10,804)                --            (28,690)                --
Interest and Other Income                                    11,021                128             16,848                278
                                                      ---------------------------------     ---------------------------------
  Net loss before income taxes                        $  (1,209,624)     $      40,855      $  (2,050,988)     $     (33,805)
                                                      =================================     =================================

NOTE 13 - COMMITMENTS

Sales Incentive Agreements
--------------------------

In April 2005, the Company entered into two individual agreements with the national distributor and a special instrument dealer. The agreements provide that the Company will issue restricted common stock to the distributor and dealer as a sale incentive if certain conditions are reached pursuant to the agreements. As of June 30, 2006, none of these conditions are reached and the Company issued no shares.

The sales incentive agreement with the national distributor was replaced by the Marketing and Distribution Agreement in May 2006.

Marketing and Distribution Agreement
------------------------------------

On May 25, 2006 the Company executed a new Marketing and Distribution Agreement with the national distributor. The new agreement restructures the Company's relationship with the national distributor into a nonexclusive one, so that the Company will be in a position to manufacture and sell VNG products under its own brand names, as well as through the national distributor. The agreement also changes the relationship between the Company and the national distributor so that, in general, the Company will ship the national distributor branded products directly to the end-user, receive payment from the end-user, and pay the national distributor a commission on sales. The new Agreement is for a period of eight years, provides for successive three-year options, and supersedes and replaces the previous Manufacturing, Sales, Licensing, and Software Agreement and the Sales Incentive Agreement.

The Company also executed a Consulting Agreement with a consultant associated with the national distributor providing that the consultant agrees to provide advisory and consulting services to the Company for the purposes of improving the Company's VNG products and other balance-related product lines. The agreement is for a period of three years, and renews for an additional one-year term.

In return, the Company agreed to issue its common stocks worth $100,000 on May 25, 2006 and an additional $100,000 worth of common shares on each of the seven subsequent anniversaries of the signing date, which was May 25, 2006. The Company also agreed to pay the consultant $1,500 per day with a minimum of 30 days per year. In July 2006, the Company had issued 444,445 shares of its common stocks to the national distributor for the first $100,000 agreed payment.

NOTE 14 - GUARANTEES AND PRODUCT WARRANTIES
-------------------------------------------

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of June 30, 2006.

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

The following table presents the changes in the Company's warranty reserve during the first six months of 2006 and 2005:

                                                       2006             2005
                                                   -----------      -----------

             Balance as of beginning of period     $     8,462      $     8,884
             Provision for warranty                      1,051            1,748
             Utilization of reserve                     (1,051)          (3,174)
                                                   -----------      -----------
             Balance as of end of period           $     8,462      $     7,458
                                                   ===========      ===========

NOTE 15 - DEPARTURE AND ELECTION OF CHAIRMAN OF THE BOARD OF DIRECTORS

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION BUSINESS OVERVIEW

AcuNetx is organized around three separate divisions: (i) a division that produces neurological diagnostic equipment, (ii) a division that produces devices that create new bone, and (iii) a division that develops products for occupational safety and law enforcement. For all its devices, AcuNetx is integrating an information technology (IT) platform that allows the device to capture data about the physiological condition of a human being. Our IT platform is designed to gather data and connect the device-related data with users and support persons. The Company's products include the following:

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

RESULTS OF OPERATIONS

THREE MONTHS ENDING JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

As described above, AcuNetx, Inc. is comprised of the former Eye Dynamics, Inc. and the former OrthoNetx, Inc. This discussion compares the combined 2006 second quarter and first half results with the corresponding periods of 2005, which consists solely of the former Eye Dynamics, Inc.

In May of 2006, negotiations successfully concluded with our national distributor for IntelliNetx (formerly Eye Dynamics) products. The revised contract allows exclusivity for that distributor for the Company's products they have traditionally sold, while allowing new IntelliNetx lines to be sold through a broader range of channels and partners. One significant aspect of the new contract is a shift in revenue recognition. Prior to the revised contract, IntelliNetx products would be considered purchased by the distributor and revenue would be credited at the previously agreed upon wholesale price. Under the now revised contract, shipments and title to the equipment move directly from IntelliNetx to the end customer, and IntelliNetx recognizes the revenue at the retail price. This change will result in higher revenues for the same unit volume of sales, along with higher gross profits, as costs will not change. An offsetting increase in selling expenses occurs as the distributor is paid from the retail proceeds. The functional implementation of the changes to our distribution agreement occurred at the end of this quarter. Material results associated with this change will be reflected from this point forward.

Revenues during the second quarter of 2006 were $371,730, compared to $402,785 for the corresponding period in 2005. Unit shipments were down modestly from the prior year, which was slightly offset by 2 systems being booked at the retail level as described above. Unit cost of sales stayed relatively static, while gross profit, as a percentage of sales increased 6.5%, again due to the shift to retail.

Total operating expenses increased by $1,249,870 from $174,581 in the second quarter of 2005 to $1,424,451 in the second quarter of 2006. Increased selling, general and administrative expenses resulted in a loss of $1,209,624 ($0.02 per share) for the current period, compared to a profit of $39,579 ($0.00 per share) for the same period in the previous year. Unit sales did not show the budgeted growth hoped for in the second quarter as lengthy negotiations with our distributor diverted sales efforts. As stated above, a satisfactory conclusion to those discussions occurred near the end of the quarter and is expected to bring sales through that channel back to prior year levels or better. We are working with all of our marketing channels to formulate a consistent message to highlight our product and company strengths. Sales for the OrthoNetx line of products continue at a very slow pace while the correct distribution model is sought. Most of the loss in the quarter was driven by the increase in operating expenses discussed in the 6 month results below.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

Revenues during the first six months of 2006 were $655,305, compared to $719,694 for the corresponding period in 2005. Unit shipments were down modestly from the prior year, with a slight offset for 2 units sold at retail. Unit cost of sales stayed relatively static, while gross profit, as a percentage of sales increased 4.3%, again due to the shift to retail revenue booking near the end of the period.

Total operating expenses increased by $1,990,361, from $415,355 in the first half of 2005 to $2,405,716 in the first half of 2006. Substantial new product development expenses as well as increased selling, general and administrative expenses resulted in a loss of $2,052,154 ($0.04 per share) for the current period, compared to a loss of $35,881 ($0.00 per share) for the same period in the previous year.

The company directed significant expenditures in the first six months of combined operations for design work on the SafetyScan product which was completed through phase I. The HawkEye product for law enforcement use was further developed and brought to market, and is generating substantial interest. Improvements of form and function in the current VNG product line were also undertaken. We finalized the administrative, legal, and regulatory aspects of the merger so to build the base for future growth. These changes included a new accounting system, an I/T infrastructure compliant with regulatory requirements, and able to expand in support of the future SmartDevice-Connect backbone, a re-designed web site that meets current standards and will support e-commerce, patent and trademark filings, and the rollout of an improved branding, positioning, and market image for the company. Standard selling, general and administrative expenses for both AcuNetx and OrthoNetx did not increase significantly, but the OrthoNetx expenses make up a portion of the year to year growth. The shift to recognizing revenue at the retail level for IntelliNetx products mentioned earlier will result in an increase in selling expense which offsets the higher gross profit for units sold through our national distributor, and will return higher contributions to net income for units sold through new channels. The effect of this change was minimal in this period.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of June 30, 2006 of $99,491 will not allow for payment of all outstanding invoices on a current basis. All suppliers to the revenue generating operations of IntelliNetx are current, and can remain so with current cash and sales. Creditors have been kept informed of the financial situation of the Company, and both work and payment plans are being established. The Company is also in the process of repaying a loan from the founder of OrthoNetx, and is current on interest as of June 30, but is a month behind on principal payment.

Inventory as of June 30, 2006 was $340,160, compared to $264,000 as of June 30, 2005. Purchasing for all VNG products has been adjusted to a level consistent with lower sales. OrthoNetx bone distraction products, both the GenerOs CF and GenerOs SB, account for most of the overall increase year to year. Accounts receivable as of June 30, 2006 were $124,408. A dedicated push in July reduced this number substantially, and new programs have been instituted to prevent A/R delinquencies reaching that level in the future.

Accounts payable as of June 30, 2006 were $401,147, compared to $39,898 as of June 30, 2005. The change is primarily due to significant increases in activity as reflected in the combined companies' selling, general and administrative expense discussed above. OrthoNetx had previously acquired a private firm, and has been carrying accounts payable at full value until a settlement, currently under discussion, is resolved.

Sales prospects for the balance of 2006 continue to appear strong, as we operate under a new contract with our current distributor and introduce new and refreshed products through new channels and sales partners. We also expect that sales of our HawkEye product to the law enforcement community will begin to be reflected beginning in the third quarter this year. In early April we announced that our VNG products have been approved by the U. S. Government Services Administration to be listed on the Federal Supply Schedule, which permits access to all military and VA hospitals around the world. We plan to continue to use trade shows, print and electronic media, industry experts, and distributors to carry our message to our expanding base of customers and support organizations.

Finally, the Company has embarked on an effort to raise additional capital (approximately $4 million) to complete the development of its SafetyScan product, to introduce it to the marketplace, and to fund marketing and sales efforts aimed at increasing revenues associated with the Company's other product lines.

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

Date: August 21, 2006
                                                      By: /s/ Terry Knapp
                                                          ----------------------
                                                          Terry Knapp, President