Form 10QSB
period 2006-09-30
AcuNetx, Inc.
filed 2006-11-20
CIK 1097575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006

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

As of September 30, 2006 the issuer had 57,924,814 shares of common stock outstanding.

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


                    ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)
                                 BALANCE SHEET

                           PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   ASSETS
Current Assets
  Cash                                                                $     92,567
  Accounts receivable, net                                                  68,611
  Inventory                                                                303,517
  Prepaid expenses                                                          93,571
                                                                      ------------
    Total Current Assets                                                   558,266

Property and equipment, net                                                 29,191

Goodwill                                                                 4,823,500
Other intangible assets                                                    127,427
Deferred tax assets                                                        220,635
Other investment                                                           149,363
Other assets                                                                 1,563
                                                                      ------------

TOTAL ASSETS                                                          $  5,909,945
                                                                      ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                    $    529,365
  Accrued liabilities                                                      277,259
  Notes payable, current portion                                           196,782
                                                                      ------------
    Total Current Liabilities                                            1,003,406

Long-Term Debt                                                              56,999
                                                                      ------------

Total Liabilities                                                        1,060,405
                                                                      ------------

Stockholders' Equity
  Common stock, $0.001 par value; 100,000,000 shares authorized;
    57,924,814 shares issued and outstanding                                57,925
  Paid-in capital                                                       10,121,371
  Accumulated deficit                                                   (5,329,756)
                                                                      ------------
    Total Stockholders' Equity                                           4,849,540
                                                                      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  5,909,945
                                                                      ============




                                             ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)
                                                     STATEMENT OF OPERATIONS


                                                          FOR THREE MONTHS                      FOR NINE MONTHS
                                                         ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                                 ----------------------------------      ------------------------------
                                                       2006             2005                 2006            2005
------------------------------------------------------------------------------------------------------------------------
Sales - Products                                       $  764,763       $  283,005         $  1,420,068      $1,002,699

Cost of Products                                          126,337          122,340              395,825         459,674
                                                 -----------------------------------------------------------------------

Gross profit                                              638,426          160,665            1,024,243         543,025
                                                 -----------------------------------------------------------------------

Operating Expenses:
  Selling, general and administrative expenses          1,117,913          383,377            3,087,175         798,732
  Stock option expenses                                   109,737                -              354,613               -
  Research and development                                 28,450                -              220,028               -
                                                 -----------------------------------------------------------------------
Total Operating Expenses                                1,256,100          383,377            3,661,816         798,732
                                                 -----------------------------------------------------------------------

Operating loss                                           (617,674)        (222,712)          (2,637,573)       (255,707)
                                                 -----------------------------------------------------------------------

Other income(expenses)
  Interest and other income                                   620            3,753               17,468           4,031
  Loss on equity-method investments                        (9,232)               -              (37,922)              -
  Interest expense                                         (9,902)            (194)             (29,149)         (1,282)
                                                 -----------------------------------------------------------------------
    Total other income (expenses)                         (18,514)           3,559              (49,603)          2,749
                                                 -----------------------------------------------------------------------

Net loss before taxes                                    (636,188)        (219,153)          (2,687,176)       (252,958)

Provision for income taxes (benefits)                           -           (3,565)               1,166          (1,489)
                                                 -----------------------------------------------------------------------

Net loss                                               $ (636,188)      $ (215,588)        $ (2,688,342)     $ (251,469)
                                                 =======================================================================

Net loss per share-basic and diluted                   $    (0.01)      $    (0.01)        $      (0.05)     $    (0.01)
                                                 =======================================================================

Weighted average number of common shares               57,458,147       21,674,880           56,079,000      20,433,169






                                        ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)
                                                 STATEMENT OF CASH FLOW


FOR NINE MONTHS ENDED SEPTEMBER 30,                                              2006                 2005
-----------------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                                         $(2,688,342)      $  (251,469)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                                         8,879               319
    Issuance of stock and stock equity awards for services                            787,415            68,000
    Provision for bad debt                                                               9,083                --
    Provision for loan loss                                                                 --             9,116
    Deferred income tax (benefit)                                                          366            (2,289)
    Loss on investment accounted for under equity method                                37,922                --
    Write-off fixed assets                                                               1,174                --
   (Increase) Decrease in:
     Accounts Receivable                                                                38,405           (56,966)
     Inventory                                                                          17,743          (117,267)
     Prepaid and Others                                                                 (4,168)           21,549
   Increase in Accounts Payable and Accrued Liabilities                                449,928            43,725
                                                                                   ------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                               (1,341,595)         (285,282)
                                                                                   ------------------------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Closing of Certificates of Deposit                                                   305,274                --
  Capitalization of patent costs                                                       (27,734)               --
  Capitalization of trademark                                                          (10,072)               --
  Purchase of Equipment                                                                 (5,161)           (7,190)
  Repayment of Notes Receivable                                                             --             3,000
  Purchase of Certificates of Deposit                                                       --          (402,977)
                                                                                   ------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                    262,307          (407,167)
                                                                                   ------------------------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net proceeds from sale of common stock                                             1,036,529                --
  Net proceeds from exercise of  warrants                                               20,000                --
  Net repayments on notes payable                                                      (56,014)               --
                                                                                   ------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            1,000,515                --
                                                                                   ------------------------------

NET DECREASE IN CASH                                                                   (78,773)         (692,449)

CASH BALANCE AT BEGINNING OF PERIOD                                                    171,340           847,235
                                                                                   ------------------------------

CASH BALANCE AT END OF PERIOD                                                      $    92,567       $   154,786
                                                                                   ==============================

Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                                                    $    21,852       $        --
  Taxes Paid                                                                       $       800       $       800
  Taxes Refund                                                                     $        --       $     4,560
Schedule of noncash investing and financing activities: Issuance of common stock for:
    Merger adjustment                                                              $       362       $        --
    Notes Payable                                                                           --            40,000
    Accrued Interest                                                                        --             6,339
                                                                                   ------------------------------
                                                                                   $       362       $    46,339
                                                                                   ==============================

 Note payable incurred for purchase of fixed assets                                $     1,787       $        --

ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS

AcuNetx, Inc., a Nevada corporation, (the "Company" or "AcuNetx", formerly known as Eye Dynamics, Inc. or "EDI") combines diagnostic, analytical and therapeutic devices with proprietary software to permit: health providers to diagnose and treat balance disorders and various bone deficiencies; law enforcement officers to evaluate roadside sobriety; and employers in high-risk industries to determine, in real-time, the mental fitness of their employees to perform mission-critical tasks. AcuNetx is headquartered in Superior Colorado, and has operating divisions in Torrance, California.

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

AcuNetx is organized around three separate divisions: (i) a medical division with neurological diagnostic equipment, (ii) a medical division with devices that create new bone, and (iii) a division with products for occupational safety and law enforcement. For all its devices, AcuNetx is integrating an information technology (IT) platform that allows the device to capture data about the physiological condition of a human being. The Company's IT platform is designed to gather data and connect the device-related data with users and support persons. Its products include the followings: (a) Neurological diagnostic equipment that measures, tracks and records human eye movements, utilizing our proprietary technology and computer software, as a method to diagnose problems of the vestibular (balance) system and other balance disorders; (b) Devices designed to test individuals for impaired performance resulting from the influences of alcohol, drugs, illness, stress and other factors that affect eye and pupil performance. These products target the occupational safety and law enforcement markets; (c) Orthopedic and craniomaxillofacial (skull and jaw) surgery products, which generate new bone through the process of distraction osteogenesis; and (d) A proprietary information technology system called SmartDevice-Connect(TM) ("SDC") that establishes product registry to individual patients and tracks device behavior for post-market surveillance, adverse event and outcomes reporting, and creates "smart devices" that gather and transmit physiological data concerning the device and its interaction with the patient.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRESENTATION OF INTERIM INFORMATION: The financial information at September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

The results for the three and nine months ended September 30, 2006 may not be indicative of results for the year ending December 31, 2006 or any future periods.

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

OTHER INTANGIBLE ASSETS: Other intangible assets consist primarily of intellectual property and trademarks. The Company capitalizes intellectual property costs as incurred, excluding costs associated with Company personnel, relating to patenting its technology. The majority of capitalized costs represent legal fees related to a patent application. If the Company elects to stop pursuing a particular patent application or determines that a patent application is not likely to be awarded or elects to discontinue payment of required maintenance fees for a particular patent, the Company, at that time, records as expense the capitalized amount of such patent application or patent. Awarded patents will be amortized over the shorter of the economic or legal life of the patent. Trademarks are not amortized, but rather are tested for impairment at least annually. There was no impairment of other intangible assets for nine months ended September 30, 2006. The Company had no other intangible assets in 2005.

GOODWILL: Goodwill represents the excess of the purchase price in the merger with OrthoNetx (see Note 10 to interim unaudited consolidated financial statements) over the fair value of net tangible and intangible assets acquired in the merger. Goodwill amounts are not amortized, but rather are tested for impairment at least annually. There was no impairment of goodwill for nine months ended September 30, 2006. The Company had no goodwill in 2005

INVESTMENT: The Company held 20% of the issued and outstanding common stock of a Colorado privately-held company. The Company accounts for the investment using the equity method of accounting. Under the equity method, the carrying amount of the investment is increased for its proportionate share of the investee's earning or decreased for its proportionate share of the investee's loss. During the nine month period ended September 30, 2006, the Company recorded losses of $37,922, as its pro rata share of net losses in this privately-held company. The Company had no equity method investment in 2005.

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

For the three and nine months ended September 30, 2006, as a result of adopting SFAS 123(R) on January 1, 2006, the Company recognized pre-tax compensation expense related to stock options of $109,737 and $354,613, respectively. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plan for the three and nine months ended September 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense over the options' vesting periods.

                                                               Three Months      Nine Months
                                                                  ended            ended
                                                              September 30,     September 30,
                                                                  2005              2005
                                                               -----------       ----------
Net loss, as reported                                          $  (215,588)      $ (251,469)
Deduct: Total stock-based employee compensation expense
determined under the fair value of awards , net of tax
related effects                                                         --           39,600
                                                               -----------       ----------
Pro forma net loss                                             $  (215,588)      $ (291,069)
                                                               ===========       ==========

Reported net loss per share-basic and diluted                  $     (0.01)      $    (0.01)
                                                               ===========       ==========

Pro forma loss per share-basic and diluted                     $     (0.01)      $    (0.01)
                                                               ===========       ==========

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

In September 2006, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 157, "FAIR VALUE MEASUREMENTS." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. SFAS No. 157 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of this standard.

In September 2006, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 108 ("SAB 108"), "CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS." The stated purpose of SAB 108 is to provide consistency between how registrants quantify financial statement misstatements.

Prior to the issuance of SAB 108, there have been two widely-used methods, known as the "roll-over" and "iron curtain" methods, of quantifying the effects of financial statement misstatements. The roll-over method quantifies the amount by which the current year income statement is misstated while the iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Neither of these methods considers the impact of misstatements on the financial statements as a whole.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the Company's financial statements and the related financial statement disclosures. This approach is referred to as the "dual approach" as it requires quantification of errors under both the roll-over and iron curtain methods.

SAB 108 allows registrants to initially apply the dual approach by either retroactively adjusting prior financial statements as if the dual approach had always been used, or by recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.

The Company will initially apply SAB 108 using the cumulative effect transition method in connection with the preparation of the annual financial statements for the year ending December 31, 2006. The Company does not believe the adoption of SAB 108 will have a significant effect on its consolidated financial statements.

The FASB has also issued SFAS No. 155, "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS-AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140," SFAS No. 156, "ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS-AN AMENDMENT OF FASB STATEMENT NO. 140," and FAS 158, "EMPLOYER'S ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS," but they will not be applicable to the current operations of the Company. Therefore a description and the impact on the Company's operations and financial position for each of the pronouncements above have not been disclosed.

NOTE 3 - BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

ACCOUNTS RECEIVABLE, NET
------------------------
Accounts Receivable                      $  77,313
Other Receivable                                57
Allowance for Bad Debt                      (8,759)
                                         ---------
  Total Accounts Receivable, Net         $  68,611
                                         =========
PREPAID EXPENSES AND OTHERS
---------------------------
Prepaid Insurance                        $  20,447
Prepaid rent and deposit                     6,411
Other Prepaid Expenses                      66,713
                                         ---------
  Total Prepaids and Others              $  93,571
                                         =========

PROPERTY AND EQUIPMENT, NET
---------------------------
Furniture and Fixtures                   $   9,531
Equipment                                   50,611
Software                                     5,110
                                         ---------
                                            65,252
Accumulated Depreciation                   (36,061)
                                         ---------
  Total Property and Equipment, Net      $  29,191
                                         =========

ACCRUED LIABILITIES
-------------------
Credit Cards Payable                     $  27,606
Warranty reserve                             8,462
Accrued payroll and related taxes          169,306
Accrued consulting fees                     12,000
Accrued vacation                            34,102
Customer deposit                            19,000
Other accrued liabilities                    6,783
                                         ---------
  Total Accrued Liabilities              $ 277,259
                                         =========

NOTE 4 - LONG-TERM DEBT

Installment note payable to a related party, monthly payments total $14,263, including interest at 13%. The original note
     amount was $300,000. Matures December 31, 2007.                  $ 251,739

Installment note payable secured by computer equipment.
     Monthly payments total $81, including interest at 18.99%. The
     original note amount was $2,062. Matures July 21, 2009.              2,042
                                                                      ----------
Total                                                                   253,781

Less: current portion                                                   (56,999)
                                                                      ----------
                                                                      $ 196,782
                                                                      ==========

The Company has a note payable to a related party which initially bears interest at 0.75% above the Wall Street Journal Prime Rate (8.0% at December 31,
2005) and matures on January 10, 2006. On January 17, 2006, the note agreement was amended to reflect that the payment date of the loan be extended for two years, that the interest rate be increased to 13% per annum and that the remaining principal balance be amortized and payable over 2 years. The note is collateralized by substantially all assets of the Company and personal guarantee by the CEO and two shareholders. As of September 30, 2006, the Company was in default of four monthly payments, aggregate of $57,050, including accrued interest of $8,007. Total interest expense paid to the related party for the nine months ended September 30, 2006 was $21,710.

The following is a schedule of the maturities of long-term debt:

     Years ended December 31,
     -----------------------------------------
     2006 (October 1 through December 31)                  $     79,790
     2007                                                       172,696
     2008                                                           765
     2009                                                           530
                                                           -------------
                                                           $    253,781
                                                           =============

In April 2005, the Company converted long-term notes payable of $40,000 and accrued interest of $6,339 into 3,591,799 shares of common stock pursuant to the conversion privileges stated in the original note agreements. As a result, the Company did not recognize any gain or loss from these conversions.


NOTE 5 - INCOME TAXES

The components of the deferred net tax assets are as follows:

                             For Three Months ended        For Nine Months ended
                                 September 30,                 September 30,
                              2006          2005            2006          2005
--------------------------------------------------------------------------------
Federal:
   Current                 $    --        $    --        $    --        $    --
   Deferred                     --         (2,716)           377         (1,440)
--------------------------------------------------------------------------------
                                --         (2,716)           377         (1,440)
--------------------------------------------------------------------------------
State:
   Current                      --             --            800            800
   Deferred                     --           (849)           (11)          (849)
--------------------------------------------------------------------------------
                                --           (849)           789            (49)
--------------------------------------------------------------------------------
    Total                  $    --        $(3,565)       $ 1,166        $(1,489)
================================================================================

The Company had removed the valuation allowance as of December 31, 2003 because it believed it was more likely than not that all deferred tax assets would be realized in the foreseeable future and was reflected as a credit to operations. However, as of December 31, 2005, the Company's ability to utilize its federal net operating loss carryforwards is uncertain due to the net loss of the year and the merger with OrthoNetx which has net operating loss carryforwards approximately of $1,700,000 as of that date, and thus a valuation reserve has been provided against the Company's net deferred tax assets.

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

On September 7, 2006, the Company entered into a Placement Agency Agreement (the "Agreement") to obtain bridge financing up to $500,000. In return, the Company issued 500,000 shares of restricted common stocks to the placement agent, of which 250,000 shares were vested upon signing of the Agreement and the balance of 250,000 shares will vest at such time as the Company and the placement agent agree to market the Company and the placement agent makes the first introduction of the Company to a prospective buyer, either by a meeting or teleconference. The shares were valued at the closing market price on the date of agreement, which was $0.12 per share. The total of $60,000 was charged to operations. As of September 30, 2006, no money was raised by the placement agent.

Exercise of  warrants
----------------------------

During the first nine months of 2006, there were stock warrants exercised. The Company received total proceeds of $20,000. No stock warrants were exercised in 2005.

Non-Executive Directors' Stock Plan
-----------------------------------

On February 27, 2006 the Board of Directors agreed to provide 300,000 shares of restricted stock to each of the four nonemployee directors as compensation for 2006 services pursuant to the 2006 Non-Executive Stock Plan established on January 1, 2006. The shares were ratified valuing at $0.18 per share which was the closing market price on the effective date of the Plan, and were amortized on a straight-line basis over a twelve month period. For the three and nine months ended September 30, 2006, the Company recognized directors' compensation of $40,500 and $144,000. The Plan shall be in effect until December 31, 2006.

Increase of Authorized Shares
-----------------------------

In March 2006, the Board of Directors approved an increase in the authorized number of shares of Common Stock to 200 million. Increase in authorized Common Stock requires shareholder approval, which will be sought at the next shareholder meeting. If approved at that time, the Articles of Incorporation will be amended.

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

On January 3, 2005, the Board of Directors approved the issuance of stock options to directors in the amount of 20,000 shares for each of the years from 1999 through 2004. The total options for each of directors shall be 120,000 shares. The options are vesting immediately and exercisable at $0.15 per share through January 3, 2007.

A summary of the status of stock options issued by the Company as of September 30, 2006 and 2005 is presented in the following table.

                                                        2006                             2005
                                              ---------------------------------------------------------------
                                                                Weighted                           Weighted
                                                  Number        Average            Number         Average
                                                    of          Exercise             of          Exercise
                                                  Shares         Price             Shares          Price
                                              ---------------------------------------------------------------
Outstanding at beginning of year                      415,000       $ 0.15                   -        $    -
Granted                                             6,894,102         0.21             360,000          0.15
Exercised/Expired/Cancelled                                 -            -                   -             -
                                              ----------------                 ----------------
Outstanding at end of period                        7,309,102       $ 0.21             360,000        $ 0.15
                                              ================                 ================

Exercisable at end of period                        1,309,102       $ 0.19             360,000        $ 0.15
                                              ================                 ================

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

                                                       2006              2005
                                                  ----------------------------
Weighted average fair value per option granted       $ 0.17           $ 0.11
Risk-free interest rate                                4.41%            3.18%
Expected dividend yield                                0.00%            0.00%
Expected lives                                         9.80             2.00
Expected volatility                                  155.69%          163.36%


As of September 30, 2006 there was $786,360 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the various plans. That cost is expected to be recognized over a weighted average period of 2.25 years.

NOTE 9 - NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income
(loss) per share:

                                                        Three Months ended                  Nine Months ended
                                                           September 30,                       September 30,
                                                      2006              2005              2006               2005
                                                --------------------------------      --------------------------------
Numerator:
  Net loss                                      $   (636,188)      $   (215,588)      $ (2,688,342)      $   (251,469)
                                                -------------      -------------      -------------      -------------
Denominator:
  Weighted average number of common shares        57,458,147         21,674,880         56,079,000         20,433,169
                                                -------------      -------------      -------------      -------------

Net loss per share-basic and diluted            $      (0.01)      $      (0.01)      $      (0.05)      $      (0.01)
                                                =============      =============      =============      =============

As the Company incurred net loss for the nine months ended September 30, 2006, the effect of dilutive securities totaling 462,271 equivalent shares have been excluded from the calculation of diluted loss per share because their effect was anti-dilutive. Stock options and warrants to purchase approximately 5,503,548 shares of the Company's common stocks were outstanding, but were not included in the computation of diluted net loss per share for the three months ended
September 30, 2006 because the exercise price of the stock options and warrants was greater than the average share price of the common shares, and, therefore, the effect would have been antidilutive.




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

The acquisition was accounted for as business combination, and accordingly, the tangibles assets acquired were recorded at their fair value at December 23, 2005. The results of operations of OrthoNetx have been included in the Company's consolidated financial statements subsequent to that date. The total purchase price is $4,706,061, and is comprised of:

  Stocks issued to acquire the outstanding common stock of OrthoNetx
   (22,496,966 shares at $0.18 per share)                                         $ 4,049,454
  Acquisition related transaction costs (3,647,818 shares at $0.18 per share)         656,607
                                                                                  -----------
      Total purchase price                                                        $ 4,706,061
                                                                                  ===========

The fair value of the purchase price was valued at $0.18 per share, which represented the closing price of the Company's stock at December 23, 2005. Acquisition related transaction costs include 3,647,818 shares issued to a financial advisor of ONX. The allocation of the purchase price to assets acquired and liabilities assumed is presented in the table that follows:

     Tangible assets acquired                        $     136,169
     Property and equipment                                 29,772
     Intangible assets                                      89,621
     Goodwill                                            4,823,500
     Other non-current assets                              187,233
     Liabilities assumed                                  (560,234)
                                                     --------------
           Total purchase price                      $   4,706,061
                                                     ==============

The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the three and nine months ended September 30, 2005 assuming OrthoNetx had been acquired at the beginning of the periods presented:

                                        Three Months ended    Nine Months ended
                                        September 30, 2005    September 30, 2005
                                       -------------------   -------------------
Net revenue                             $          298,455     $      1,022,149
Net loss                                $         (574,804)    $     (1,104,223)
Basic and diluted net loss per share    $            (0.01)    $          (0.02)


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

OrthoNetx is the surviving corporation and assumed all assets and liabilities of PrivaComp, consisting primarily of developed software, a pending patent application and accounts payable. The merger was effective September 30, 2005.

PrivaComp and OrthoNetx are related through common ownership. Accordingly, the assets and liabilities of PrivaComp have been recorded by OrthoNetx at historical cost at September 30, 2005 as follows:

               Assets:
                 Intellectual Property                $ 54,567
               Liabilities:
                 Accounts Payable                      (62,669)
                                                      ---------
               Net liabilities assumed                $ (8,102)
                                                      =========


PrivaComp had no activity during the three and nine months ended September 30, 2005, therefore, no pro forma information has been presented.

NOTE 11 - MAJOR CUSTOMERS AND CREDIT CONCENTRATION

During the three months ended September 30, 2006, a SID distributor accounted for $601,410 or 80.1% of IntelliNetx division revenues. During the nine months ended September 30, 2006, two customers accounted for $1,147,842 or 82.1% of IntelliNetx division revenues.

                      National distributor      $449,567 or 32.2%
                      SID distributor           $698,275 or 50.0%

During the three and nine months ended September 30, 2005, the national distributor accounted for $244,230 and $861,180 or 86.31% and 85.89% of total revenues, respectively.

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

Summarized financial information of the Company's results by operating segment is as follows:

                                                 For Three Months ended        For Nine Months ended
                                                      September 30,                 September 30,
                                                  2006           2005           2006            2005
--------------------------------------------  --------------------------     ---------------------------
IntelliNetx Division:
  Net revenue to external customers          $  750,613      $  283,005      $1,397,318      $1,002,699
  Cost of revenue                               118,949         122,340         384,734         459,674
                                             ---------------------------     ---------------------------
  Margin                                     $  631,664      $  160,665      $1,012,584      $  543,025

OrthoNetx Division:
  Net revenue to external customers          $   14,150      $       --      $   22,750      $       --
  Cost of revenue                                 7,388              --          11,091              --
                                             ---------------------------     ---------------------------
  Margin                                     $    6,762      $       --      $   11,659      $       --

OrthoNetx Division:
  Net revenue to external customers          $       --      $       --      $       --      $       --
  Cost of revenue                                    --              --              --              --
                                             ---------------------------     ---------------------------
  Margin                                     $       --      $       --      $       --      $       --

Total Net Revenue to External Customers      $  764,763      $  283,005      $1,420,068      $1,002,699
Total Cost of Revenue                           126,337         122,340         395,825         459,674
                                             ---------------------------     ---------------------------
Total Margin                                    638,426         160,665       1,024,243         543,025
                                             ===========================     ===========================

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

                                                           For Three Months ended          For Nine Months ended
                                                                September 30,                    September 30,
                                                             2006           2005              2006            2005
-----------------------------------------------------  -------------------------------  -------------------------------
Total margin for reportable segments                   $   638,426       $   160,665       $ 1,024,243       $   543,025
Corporate and general and administrative expenses       (1,117,913)         (383,377)       (3,087,175)         (798,732)
Stock option expenses                                     (109,737)               --          (354,613)               --
Research and development                                   (28,450)               --          (220,028)               --
Interest and Other Expense                                  (9,902)             (194)          (29,149)           (1,282)
Loss on equity-method investments                           (9,232)               --           (37,922)               --
Interest and Other Income                                      620             3,753            17,468             4,031
                                                       ------------------------------      ------------------------------
  Net loss before income taxes                         $  (636,188)      $  (219,153)      $(2,687,176)      $  (252,958)
                                                       ==============================      ==============================

                                      -17-

NOTE 13 - COMMITMENTS

Sales Incentive Agreements
--------------------------

In April 2005, the Company entered into two individual agreements with the national distributor and a special instrument dealer. The agreements provide that the Company will issue restricted common stock to the distributor and dealer as a sale incentive if certain conditions are reached pursuant to the agreements. As of September 30, 2006, none of these conditions are reached and the Company issued no shares.

The sales incentive agreement with the national distributor was replaced by the Marketing and Distribution Agreement in May 2006.

Marketing and Distribution Agreement
------------------------------------

On May 25, 2006 the Company executed a new Marketing and Distribution Agreement with the national distributor. The new agreement restructures the Company's relationship with the national distributor into a nonexclusive one, so that the Company will be in a position to manufacture and sell VNG products under its own brand names, as well as through the national distributor. The agreement also changes the relationship between the Company and the national distributor so that, in general, the Company will ship the national distributor branded products directly to the end-user, receive payment from the end-user, and pay the national distributor a commission on sales. The new Agreement is for a period of eight years, provides for successive three year options, and supersedes and replaces the previous Manufacturing, Sales, Licensing, and Software Agreement and the Sales Incentive Agreement.

The Company also executed a Consulting Agreement with a consultant associated with the national distributor providing that the consultant agrees to provide advisory and consulting services to the Company for the purposes of improving the Company's VNG products and other balance-related product lines. The agreement is for a period of three years, and renews for an additional one year term.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of September 30, 2006.

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

The following table presents the changes in the Company's warranty reserve during the first nine months of 2006 and 2005:

                                                   2006           2005
                                                 ------------------------
     Balance as of beginning of period           $  8,462       $  8,884
     Provision for warranty                         1,051          2,456
     Utilization of reserve                        (1,051)        (3,882)
                                                 ---------      ---------
     Balance as of end of period                 $  8,462       $  7,458
                                                 =========      =========


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

NOTE 16 - SUBSEQUENT EVENT

Subsequent to September 30, 2006, the Company sold 5,050,000 units of its equity at $0.10 per unit and raised $505,000. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at $0.20 per share for a period of two years.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDING SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

As previously mentioned, AcuNetx, Inc. is comprised of the former Eye Dynamics, Inc. and the former OrthoNetx, Inc. This discussion compares the combined 2006 third quarter and first nine month's results with the corresponding periods of 2005, which consists solely of the former Eye Dynamics, Inc.

In May of 2006, negotiations successfully concluded with our national distributor for IntelliNetx (formerly Eye Dynamics) products. The revised contract allows exclusivity for that distributor for the Company's products they have traditionally sold, while allowing new IntelliNetx lines to be sold through a broader range of channels and partners. One significant aspect of the new contract is a shift in revenue recognition. Prior to the revised contract, IntelliNetx products would be considered purchased by the distributor and revenue would be credited at the previously agreed upon wholesale price. Under the now revised contract, shipments and title to the equipment move directly from IntelliNetx to the end customer, and IntelliNetx recognizes the revenue at the retail price. This change will result in higher revenues for the same unit volume of sales, along with higher gross profits, as costs will not change. An offsetting increase in selling expenses occurs as the distributor is paid from the retail proceeds. The functional implementation of the changes to our distribution agreement occurred at the end of the second quarter. Material results associated with this change will be reflected from this point forward.

Revenues during the third quarter of 2006 were $764,763, compared to $283,005 for the corresponding period in 2005. Unit shipments were similar to the prior year. The revenue increase was driven by the systems being booked at the retail level as described above. Unit cost of sales stayed relatively static, while gross profit, as a percentage of sales increased 26.7%, again due to the shift to retail.

Total operating expenses increased by $872,723 from $383,377 in the third quarter of 2005 to $1,256,100 in the third quarter of 2006. Increased selling, general and administrative expenses resulted in a loss of $636,188 ($0.01 per share) for the current period, compared to a loss of $215,588 ($0.01 per share) for the same period in the previous year. Unit sales returned to prior year levels, with typical seasonal slowing, after negotiations with our key distributor were concluded in May. The Company has started distribution of VNG products under the IntelliNetx brand through a number of new channels, including Special Instrument Dealers. These sales should result in an improvement to the bottom line as we have negotiated a more favorable commission structure with these channels. We are working with all of our marketing channels to formulate a consistent message to highlight our product and company strengths. Sales for the OrthoNetx line of products continue at a very slow pace while the correct distribution model is sought. Most of the loss in the quarter was driven by the increase in operating expenses discussed in the nine month results below.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

Revenues during the first 9 months of 2006 were $1,420,068, compared to $1,002,699 for the corresponding period in 2005. Unit shipments were down modestly from the prior year, but this was offset with the shift in revenue recognition previously discussed. Unit cost of sales stayed relatively static, while gross profit, as a percentage of sales increased 17.9%, again due to the shift to retail revenue booking.

Total operating expenses increased by $2,863,084, from $798,732 in the first 9 months of 2005 to $3,661,816 in the same period of 2006. Substantial new product development expenses as well as increased selling, general and administrative expenses resulted in a loss of $2,688,342 ($0.05 per share) for the current period, compared to a loss of $251,470 ($0.01 per share) for the same period in the previous year.

The company directed significant expenditures in the first six months of combined operations for design work on the SafetyScan product, which was completed through phase I. While funding concerns slowed direct R&D work significantly in the third quarter, work on market segmentation and strategies continued. The HawkEye product for law enforcement use was further developed and has been brought to market in beta form. Improvements of form and function in the current VNG product line were also undertaken, and the upgraded versions were shown at the American Academy of Otolaryngology meeting in Toronto. AcuNetx had a major presence at this event, and considers the results, which included sales leads, actual sales, and customer input on future product enhancement, to be above expectations. We continue to work with a large number of highly regarded potential partners in the medical, safety, and law enforcement sectors that our products serve, and anticipate that several relationships will be formalized and announced in the near future.

Standard selling, general and administrative expenses for both AcuNetx and OrthoNetx did not increase significantly, but the OrthoNetx expenses make up a significant portion of the year to year growth. The shift to recognizing revenue at the retail level for IntelliNetx products mentioned earlier has resulted in an increase in selling expense which offsets the higher gross profit for units sold through our national distributor, and will return higher contributions to net income for units sold through new channels. This change was in effect for the entire 3rd quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of September 30, 2006 of $92,567 will not allow for payment of all outstanding invoices until additional financing is completed (see financing efforts below). All suppliers to the revenue generating operations of IntelliNetx are current, and can remain so with current cash and sales. Creditors have been kept informed of the financial situation of the Company, and have agreed to accept limited payment pending the close of additional financing. All have received continuing partial payments. The Company has a loan from the founder of OrthoNetx, who is also a director, which is two months in arrears on interest as of September 30, and five months behind on principal payment. No demand for payment or default notice has been received by the Company. Once sufficient funding is in place, the parties will negotiate a revision to the loan.

We recognize that our current liquidity situation raises the question of being able to continue as a going concern. We are addressing this issue in two ways:
First, we are seeking additional funding in the fourth quarter as described below, which will allow the continuation of operations through the full implementation of the SafetyScan product. Second, we intend to restructure expense and overhead parameters in a manner that will allow the company to continue to manufacture and sell our current product lines while paying current liabilities over time.

Inventory as of September 30, 2006 was $303,517, compared to $297,975 as of September 30, 2005. Purchasing for all VNG products has been adjusted to a level consistent with current sales volumes. OrthoNetx bone distraction product inventories, both the GenerOs CF and GenerOs SB, continue to be reduced through sales, but still offset the management improvements in VNG inventory levels. Accounts receivable as of September 30, 2006 were $68,611. A dedicated push in July reduced the prior balance substantially, and new programs have been instituted to prevent a buildup of A/R delinquencies.

Accounts payable as of September 30, 2006 were $529,365, compared to $81,615 as of September 30, 2005. The change is primarily due to significant increases in activity as reflected in the combined companies' selling, general and administrative expense and an extending of payments due to liquidity issues, both discussed above. OrthoNetx had previously acquired a private firm, and has been carrying accounts payable at full value until a settlement, is resolved.

Sales prospects for the balance of 2006 should match or exceed last year's volumes, as we supplement our major distributor with new channels and sales partners. We expect to realize fourth quarter sales of our HawkEye product to the law enforcement community but not with significant quantity. In early April we announced that our VNG products have been approved by the U. S. Government Services Administration to be listed on the Federal Supply Schedule, which permits access to all military and VA hospitals around the world. A distributor has been named to focus on that channel, and we expect to see the benefit of that relationship shortly.

In July, the company began exploring the possible sale of the OrthoNetx division and its products for bone distraction as a method to raise additional funds. To date, no substantial interest has been shown, but exploratory talks with other candidates will continue.

The Company continues in an effort to raise additional capital (approximately $2.5 million) to complete the development of its SafetyScan product, to introduce it to the marketplace, and to fund marketing and sales efforts aimed at increasing revenues associated with the Company's other product lines. Subsequent to September 30, 2006 the Company has raised $505,000 toward this amount.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with a Placement Agency Agreement to obtain bridge financing up to $500,000, the Company issued 500,000 shares of restricted common stock to the placement agent. The shares were valued at the closing market price on the date of agreement, which was $0.12 per share.

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

Date: November 20, 2006
                                                      By: /s/ Terry Knapp
                                                          -------------------
                                                          Terry Knapp, President