Form 10KSB
period 2006-12-31
AcuNetx, Inc.
filed 2007-04-13
CIK 1097575

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2006

                          Commission File No. 2-95626-D

                                  AcuNetx, Inc.
                 (Name of small business issuer in its charter)

                  Nevada                                       88-0249812
                  ------                                       ----------
      (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                    Identification Number)

2301 W. 205th Street, Suite 102, Torrance, CA                     90501
---------------------------------------------                     -----
   (Address of principal executive offices)                     (Zip Code)

   Issuer's Telephone Number:  (310) 328-0477

   Securities registered under Section 12(b) of the Exchange Act: NONE

   Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

      The issuer's revenues for the year ended December 31, 2006 were $2,223,813.

      The aggregate market value of the voting stock held by non-affiliates as of March 27, 2007, computed based on the closing price reported on the OTC Bulletin Board, was $1,742,414.

      As of March 15, 2007, there were 63,199,814 shares of Common Stock of the issuer outstanding.

      Documents Incorporated by Reference: NONE

      Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

AcuNetx, Inc. was formed by the merger of Eye Dynamics, Inc. and OrthoNetx, Inc. in December of 2005. AcuNetx is now organized around a dedicated medical division and two separate subsidiary companies: (i) IntelliNetx, a medical division with neurological diagnostic equipment, (ii) OrthoNetx, Inc., a wholly-owned medical subsidiary company with devices that create new bone, and
(iii) VisioNetx, Inc., an AcuNetx-controlled subsidiary company, formed subsequent to December 31, 2006, with products for occupational safety and law enforcement. For all its devices, AcuNetx is integrating an information technology (IT) platform that allows the device to capture data about the physiological condition of a human being. Our IT platform is designed to gather data and connect the device-related data with users and support persons. Our products include the following:

o Neurological diagnostic equipment that measures, tracks and records human eye movements, utilizing our proprietary technology and computer software, as a method to diagnose problems of the vestibular (balance) system and other balance disorders.

o Devices designed to test individuals for impaired performance resulting from the influences of alcohol, drugs, illness, fatigue and other factors that affect eye and pupil performance. These products target the occupational safety and law enforcement markets.

o Orthopedic and craniomaxillofacial (skull and jaw) surgery products, which generate new bone through the process of distraction osteogenesis.

Supplementing some of these products is a proprietary information technology system that is designed to establish product registry to individual patients and track device behavior for post-market surveillance, adverse event and outcomes reporting.

INTRODUCTION--EYE TRACKING DEVICES

Human eye movements and pupil reactions are excellent indicators of the presence of disease, drugs or other conditions that can alter the normal response of the human oculomotor system. Our medical eye-tracking technology addresses the central nervous system condition of nystagmus, a rapid, involuntary back-and-forth or up-and-down oscillation of the eyeball. Nystagmus occurs in different forms and has a number of causes, ranging from the serious (e.g., a tumor in the brain or ear) to the benign (such as positional dizziness). The consumption of certain drugs and alcohol also causes nystagmus, and there is a direct and quantifiable correlation between blood alcohol concentration in the body and the angle of onset of nystagmus. Medical research conducted over the past fifty years has furnished evidence demonstrating a relationship between irregular eye movement and abnormal central nervous system physiology. The causes of these conditions are numerous, and include the influences of alcohol, drugs, illness, stress, extreme fatigue and other neurological conditions

The basic technology used in all of our eye-tracking products is similar, yet differs in its application and use. The products utilize infrared sensitive video cameras to monitor, record, and analyze eye performance and movement. All the products share in a modular concept to promote efficiency in manufacturing. The products are PC computer based with specialized and proprietary hardware and embedded firmware. A common element of the products is the Ocular Motor Module, where the subject being tested peers into a dark environment. The products include an infrared sensitive Charge Coupled Device video camera that provides a bright video image, even though the person being tested sees nothing but a small stimulus or tracking light amid complete darkness. All our videonystagmography
(VNG) devices are designed to enable doctors to better diagnose balance problems, including those (especially the elderly) who are in danger of falling.

EYE-TRACKING PRODUCTS

MEDICAL PRODUCTS (IntelliNetx division). Eletronystagmographic (ENG) testing is a standard medical procedure that employs electrodes to assess eye movement and a pen recorder to display the results. ENG is used in assessing problems of the balance system of patients. Now, videonystagmography assesses eye movements using infrared video cameras and has largely replaced ENG.

We brought the use of infrared illumination of the eyes into clinical use in 1994 when the U.S. Food and Drug Administration ("FDA") approved marketing of our House Infrared/VNG System. This device was the first to replace the electrodes with infrared sensitive video cameras and with computer digital processing that follows the movement of the eyes and graphically portrays the movements much like the pen recorder. The test subject wears a lightweight goggle assembly which contains miniature infrared video cameras. The goggle is an essential component because certain of the VNG tests require the patient to move his head and often to recline on an examining table. The accuracy and display of the Infrared/VNG System has proved to be a significant improvement over other existing testing methods. In addition, the use of video by the Infrared/VNG System allows the test administrator or medical practitioner to observe the eye movements directly and can provide a video recording of the test for later playback and additional analysis. Since 1994, when we received FDA clearance to market this product, most competitors have embraced video data acquisition as a superior technology. Results from the tests are used by physicians and clinicians.

We developed the AcuNetx system in conjunction with the House Ear Clinic and House Ear Institute, Los Angeles, California. The "House" name is used with the permission of the House Ear Institute.

IMPAIRMENT DETECTION PRODUCTS (VisioNetx subsidiary). Our impairment detection products include:

o SafetyScan(TM), to screen workers in safety-sensitive jobs for physiological signs of impairment. The system evaluates involuntary changes in eye movements and/or pupil reactions, which may result from drug or alcohol abuse, reactions to medication, medical conditions, stress or fatigue. Occupations in the medical, aviation, emergency response, construction, manufacturing and transportation businesses are key markets for this technology. Unlike most drug and alcohol test methods, SafetyScan(TM) functions without the need for bodily fluids. Also, due to its less invasive nature, SafetyScan(TM) determines whether or not a person is impaired at the time of the test. It does not test for past use. Also, unlike blood, urine and saliva tests which only measure the presence of a substance in the body, SafetyScan(TM) takes into account the physiological effects of the substance or "stressor." While substance abuse receives the most attention, worker impairment caused by other stressors, such as prescription and over-the-counter medications, extreme fatigue and illness, all result in significant expense to employers. Workers suffering from such impairments are characterized by low productivity, more accidents, higher workers' compensation and insurance costs, and equipment and merchandise damage.

SafetyScan(TM) is based on methods developed by the federal government and used by law enforcement over the past 30 years. SafetyScan(TM) is a simple computer system that evaluates the ability of an individual's eyes to follow a moving light and the pupil of the eye to react to a dim and bright light stimulus. SafetyScan(TM) is non-diagnostic and non-judgmental; it evaluates performance of the individual solely for safety and productivity purposes. It takes only 90 seconds for SafetyScan(TM) to test the human eye by measuring twenty parameters of eye movement and pupil change, assessing parameters of position and reaction time of the eye itself and the size of pupil. SafetyScan(TM) reports the result of the test instantly with a "Pass" or "Fail" result.

Unlike SafetyScan(TM), traditional drug tests do not determine on the job impairment in real-time. Companies and government agencies around the world are beginning to evaluate this cost-effective technology as a replacement for traditional drug tests that require body fluids and are much more expensive to conduct. We believe that SafetyScan(TM) will be especially useful where fatigue in the workplace has an impairing effect on workers. To this end, we have contracted with a major human alertness technology consulting and research organization to optimize SafetyScan(TM) for fatigue testing. We believe SafetyScan(TM) will appeal to employers with round-the-clock workforces who desire to reduce industrial accidents caused by employee fatigue and to improve worker alertness and safety. The product is undergoing further design development to eliminate the need for a live operator. Test marketing is planned for late in 2007.

o HawkEye(TM), an evidence capture device for use by police officers in evaluating DUI suspects and in training mode. In most states, law enforcement agencies use a six point evaluation of people thought to be intoxicated, known as the Standardized Field Sobriety Test ("SFST"). The SFST includes three tests for balance and three tests involving eye performance. Thus, we believe there is a need for a product that can be utilized, not only in the jail or precinct house, but in the field by traffic patrol cars. This product, HawkEye (TM), is currently offered as an advanced prototype in a 'handheld' or highly portable configuration.

Current police practices nationwide involve training of officers in the SFST, and some advanced officers in Drug Recognition Expert (DRE) protocols to evaluate individuals suspected of DUI or other drug impairment. Both methods evaluate eye signs extensively, and this evidence has met the Frye standard for scientific validity in courts of law. However, until HawkEye(TM), which is patent-pending, there has been no means for the officer to capture irrefutable objective evidence. Our HawkEye(TM) product allows direct capture of eye motions and pupil responses on video, exactly as observed by the police officer. Early product feedback suggests great enthusiasm on the part of the law enforcement community.

DISTRACTION OSTEOGENESIS DEVICES FOR OSTEOPLASTIC SURGERY

Osteoplastic (meaning to form or mold bone) surgery is the art and science of correcting deformities and deficiencies of the skeleton caused by errors of birth, trauma, infections and tumors. Osteoplastic surgery is applicable to all areas of the skeleton, including the skull and face, jaws, long bones of the upper and lower extremities, hands, wrists, feet, ankles and the spine.

Our OrthoNetx subsidiary holds patents and FDA approvals for a family of osteoplastic surgery products that generate new bone through the process of distraction osteogenesis. Together, these products address an estimated $730 million potential worldwide market. The first of these products, the GenerOs(TM) CF craniofacial bone generator, has been available for commercial sale since December 2004.

Our GenerOs(TM) CF craniofacial bone generator is a device that assists surgeons in treating conditions such as birth deformities of the skull, facial bones and jaws. It is a small, proprietary device that enables distraction of the bones of the face and skull to correct developmental, congenital, and acquired defects and deficiencies. The device is made of surgical grade stainless steel with an internal gear system that allows for activation to take place even though the device is buried below the skin and soft tissues. The device is often implanted through incisions inside the mouth, thus minimizing external surgical scars. The GenerOs(TM) CF utilizes two blocks that are fixed to the bone on either side of a surgically created bone cut with miniscrews. A small transcutaneous activation pin is turned, which drives a mechanism to separate the two blocks. As the two blocks are separated the bone gap is increased, to a recommended distance of 1mm per day. After the desired separation is achieved (usually 10mm - 20mm in most cases), the pin is removed and the device is left in position on the bone until the bone is completely calcified. The device is then removed in a small outpatient procedure. GenerOs CF will distract up to 20 millimeters, which is adequate for approximately 95% of cases.

Our GenerOs (TM) SB small bone generator has the identical form factor and specifications as GenerOs CF. The difference is an extension of approved indications for small bones of the extremities. We have received FDA clearance for commercialization of this device.

Because of other development and marketing priorities and limited resources in 2006, we have not created a dedicated marketing/sales force to bring these products to full commercial fruition. We are seeking a strategic distribution partner to assist with this effort.

MARKETING

VIDEONYSTAGMOGRAPHY (VNG) PRODUCTS. Marketing of the Infrared/VNG System is conducted by AcuNetx via its independent distributors. One major distributor, MedTrak Technologies, Inc, also operates through a network of independently owned sub-distributors, known as special instrument dealers. These independently owned businesses are distributors of not only our VNG System, but of a variety of allied and related products for the audiometric and otolaryngology ("ENT") markets. These distributors are across the United States and operate in assigned territories. In addition, there are several foreign distributors that are merchandising the product in various Latin American and other countries. We are not yet offering the product in the European Community countries due to lack of the "CE" mark of approval that must be obtained prior to marketing in those countries.

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

In general, government drug testing regulations are based on urine testing, so testing of employees by governmental agencies, quasi-governmental agencies and certain regulated industries must comply with these regulations. Accordingly, some modification of these regulations may be necessary in order for the SafetyScan(TM) to gain broad acceptance in sectors subject to federal drug test regulations, such as those regulated by the Department of Transportation and certain others.

These factors limit the overall size of the market currently available to private companies that are not regulated by the federal government with respect to testing employees for substance abuse. If a private employer falls within government regulated drug testing requirements, but desires to also use impairment testing methodologies, it must do so in addition to the government regulation requirements. This creates an additional cost to such testing and therefore may limit our access to that market. We have conducted discussions with various government agencies regarding modification of applicable regulations and procedures so that they will encompass testing based on eye movement and performance. While certain governmental agencies have expressed an interest in the AcuNetx products, we believe that modifying governmental testing regulations may be a lengthy process and success is not assured.

Recently, we have entered a distribution agreement for SafetyScan(TM) products with Circadian Technologies, Inc., a research and consulting firm to industry worldwide concerning shift work and worker safety issues.

We are currently seeking distribution partners for our HawkEye(TM) line of law enforcement products. The product is now shipping to select customers in advanced prototype configuration.

COMPETITION

VIDEONYSTAGMOGRAPHY (VNG) PRODUCTS. The principal competitors in the medical market producing VNG testing equipment are MicroMedical Technologies, Inc., ICS Medical Corporation and Interacoustics. Since our VNG product was introduced in 1994, these competitors have developed similar video-based VNG goggle products. As a result, the market has become very competitive and subject to pricing pressures. To combat this competitive pressure, AcuNetx has reduced manufacturing costs in an effort to offset the gross margin loss.

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

There are no currently known competitors for the HawkEye(TM) line of products

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

MANUFACTURING

We have internally performed all design and engineering of our VNG, SafetyScan(TM) and HawkEye(TM) products, and have developed all software and validation of software algorithms that are used in the analysis portion of the proprietary software.

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

GOVERNMENT REGULATION

Our VNG products have been cleared for marketing by the U.S. Food and Drug Administration (FDA), and we are licensed by the State of California as a Medical Device Manufacturer. We also are ISO 13485 certified for our manufacturing processes. SafetyScan(TM) and HawkEye(TM) are not subject to FDA regulation, as they are not considered medical devices. However, as discussed above under "Marketing," government regulations on substance abuse testing for government employees and certain private companies impact our ability to market the SafetyScan(TM) in these areas. In 2005, we received ISO 13485-2003 Certification, which should assist in marketing these products.

Our distraction osteogenesis products are medical devices, subject to regulation by the FDA and corresponding state agencies. In order for us to market these products for clinical use in the United States, we must obtain clearance from the FDA via 510(k) pre-market notification or approval by a more extensive submission known as a pre-market approval application ("PMAA"). In addition, certain material changes to medical devices also are subject to FDA review and clearance or approval. The FDA currently has cleared three of our products for sale under 510(k); the GenerOs CF, the GenerOs SB and the GenerOs EX.

Sales of medical devices outside of the United States are subject to regulatory requirements that vary from country to country. The time required to obtain approval or sales internationally may be longer or shorter than that required for FDA clearance, and the requirements may differ.

PATENTS & PROPRIETARY PROTECTION

We license the technology used in our performance evaluation products from Ronald A. Waldorf, a director of AcuNetx and President of our IntelliNetx division, who holds a patent covering claims relating to tracking eye movements in the dark, utilizing infrared illumination and infrared sensitive video cameras, as well as the related analysis methodology. The patent was issued in 1989. The license is for the term of the underlying patent, and calls for nominal annual royalties of $100.

AcuNetx is the owner of a patent issued in August 1992, covering certain technology underlying the SafetyScan(TM), principally relating to the apparatus for testing for impairment by tracking eye movements and pupil reactions to presented stimuli. Our VisioNetx subsidiary has two patents pending for SafetyScan(TM) and HawkEye(TM) devices and technology. Additionally, the OrthoNetx subsidiary is the owner of 2 patents and a patent pending covering our devices for distraction osteogenesis.

The existence of patents may be important to our future operations, but there is no assurance that additional patents will be issued. We also rely on unpatented technology, know-how and trade secrets covering a number of items, particularly the methods of obtaining data regarding eye performance, and we rely on confidentiality agreements and internal procedures to protect such information.

EMPLOYEES

AcuNetx employs four full time employees, including two in executive and administrative positions, one in operations and one in engineering and research. Our employees are not parties to any collective bargaining agreement, and we believe that our employee relations are satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

The principal offices of AcuNetx are located at 2301 205th Street, Suite 102, Torrance, California 90501. The offices occupy 1620 square feet and the lease expires on January 31, 2008. The current monthly lease payment is $1,685. These offices are considered satisfactory for conducting both corporate business and the production and shipment of our products. We believe that suitable additional space will be available to accommodate planned expansion,

ITEM 3. LEGAL PROCEEDINGS

From time to time the Company is involved in routine legal proceedings, none of which are material to its financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the OTC Bulletin Board under the symbol "ANTX". The following table sets forth the quarterly high and low closing prices for our Common Stock, as reported on the OTC Bulletin Board, during the 2006 and 2005 calendar years.

                                                LOW          HIGH
                                                ---          ----
                    2006
                    ----
                First Quarter                  $.18          $.26
                Second Quarter                  .14           .30
                Third Quarter                   .08           .20
                Fourth Quarter                  .06           .13


                    2005
                    ----
                First Quarter                  $.15          $.39
                Second Quarter                  .20           .35
                Third Quarter                   .18           .34
                Fourth Quarter                  .16           .29

HOLDERS

As of March 27, 2006, AcuNetx Common Stock was held of record by approximately 290 holders. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners.

During the last quarter of 2006, the Company issued 5,275,000 shares of common stock in a private placement offering. The Company believes such sales were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4 (2) thereof and Regulation D thereunder.

DIVIDENDS

We have paid no cash dividends on our Common Stock and we have no present intention of paying cash dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about our common stock that may be issued upon the exercise of options, warrants or rights under our existing equity compensation plans. The information in this table is as of December 31, 2006.

                        Number of securities
                           issuable upon
                            exercise of            Weighted average
                            outstanding            exercise price of
                              options,            outstanding options,      Number of securities
PLAN CATEGORY            warrants and rights      warrants, and rights      remaining available
-------------            -------------------      --------------------      -------------------
Equity compensation
   plans approved by
   security holders                 415,000       $              0.15                     N/A

Equity compensation
   plans not approved
   by security
   holders                        2,560.768       $              0.21                     N/A
                         -------------------      --------------------      -------------------

Total                             2,975,768       $              0.20
                         -------------------      --------------------      -------------------

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

On December 23, 2005, we successfully concluded the acquisition of OrthoNetx, Inc., a Nevada corporation, headquartered in Superior Colorado. The financial statements contained in this Annual Report on Form 10-KSB reflect the merged companies on both the December 31, 2005 and December 31, 2006 Consolidated Balance Sheets. The consolidated Statement of Operations represents the former Eye Dynamics for the period January 1, 2005 through December 23, 2005, and the merged companies from December 24, 2005 through December 31, 2005 as well as for the full year of 2006.

AcuNetx has invested substantial funds in the last several years developing and validating its products. We are successfully producing and marketing the Infrared/Video ENG System, both as a branded product for our major distributor and under the IntelliNetx brand internationally and through independent distributors. In 2006 the VNG line products accounted for virtually all of our revenue. While the current products are being sold into a relatively mature market, recent research has indicated that additional markets may be suitable for our lines, and we will continue to explore those opportunities with our distributors and partners.

Bringing the workplace safety products (SafetyScan(TM) I and II) and the law enforcement products (HawkEye) to the marketplace continues to be a fundamental key to our future success. In 2006 we made a significant investment in the engineering, programming, and policy work that will be needed to bring the SafetyScan II product to market. We also established beta sites for pre-production versions of both SafetyScan I and HawkEye. Several of the beta sites purchased the products, while others are conducting extensive testing. Funding continues to be sought to finish these efforts as early as possible in 2007.

We believe that the OrthoNetx product line still has great value in its marketplace, however resource constraints have not allowed sufficient focus to move the product forward. Efforts continue to seek a distribution partner for this line of products.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005.

Revenues from sales of products increased by 59%, from $1,402,677 in 2005 to $2,223,813 in 2006. This increase was driven primarily by the change in revenue recognition from a wholesale model to a retail model in the 2nd quarter of 2006. As a result of re-negotiating our contract with our national distributor, the Company now delivers title to our systems directly to the end customer, and receives full retail payment. Commissions are then distributed to our distributors and sub-distributors. The overall impact of this change is an increase in our gross profit, offset by additional sales and marketing expense. The overall number of systems sold during 2006 showed a small decline from 2005, primarily due to the pause in activity while the contracts were re-negotiated. Our national distributor accounted for approximately 86% of our sales revenues in 2005, and in 2006 accounted for 83%. While VNG products and supplies continue to make up the majority of our revenue, we did have modest revenue growth from the sale of OrthoNetx products and prototype safety and law enforcement products.

While the Company maintained a steady unit cost for its major systems, the overall gross profit improved from $679,917 (48%) in 2005 to $1,608,796 (72%) for the reasons explained previously. That growth was then offset by sales expense for commission payments. The Company invested heavily in 2006 in product development, marketing analysis, and consultants in labor law, information technology, intellectual property, and capital formation. These expenses were focused on the completion of the workplace safety line of products. Additionally, at the end of the year, it was determined that the investments represented by goodwill in the OrthoNetx acquisition and the 20% ownership in High Precision Devices were sufficiently impaired as to require a write-off of substantially all of their value. As a result, the net loss of $392,843 in 2005 grew to a loss of $8,223,391 in 2006.

Inventory turnover ratio in 2006 was approximately 2.5:1, compared to 2.2:1 in 2005. This was achieved as we aligned our inventory stocking to the lower volumes and to a lesser extent to a write-down of the OrthoNetx inventory value. Collection of accounts receivables has been very satisfactory, even with the change of direct invoicing the final customer, with only minimal slow paying accounts. Year end accounts receivable totaled $96,401 in 2006, a decrease from $116,099 in 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, AcuNetx had an accumulated deficit of $10,864,805. As of that date, we had $202,570 in cash and certificates of deposit, approximately $96,401 in net accounts receivable, and $251,436 in inventory. Also, we had $1,072,249 of current liabilities, which included accounts payable of $615,103, most of which was related to the aforementioned development and consulting work. All activities and vendors that are required to ship our major product line are current. We also had accrued liabilities of $212,883, and a $300,000 note payable, with a current balance of $243,731, plus accumulated interest. In 2007, as noted in the footnotes to the financial statements, the holder of the note declared the company in default. Discussions with that holder, a former director of the Company, are ongoing to resolve the issue. Long-term liabilities were $1,295

AcuNetx has no plans for significant capital equipment expenditures for the foreseeable future.

The Standby Equity Distribution Agreement with Cornell Capital Partners, LP, outlined in this document for 2005, has not been used for the purpose of raising capital, and the Company does not anticipate its use in the future.

GOING CONCERN

The Company's independent auditors have included an explanatory paragraph in their report on the December 31, 2006 consolidated financial statements discussing issues which raise substantial doubt about the Company's ability to continue as a "going concern." The going concern qualification is attributable to the Company's operating losses during the year and the amount of capital which the Company projects it needs to satisfy existing liabilities and achieve profitable operations.

Management understands the comments in the Footnotes to the Financial Statements relative to the Company as a going concern. We have taken a number of actions, described in the footnotes, to significantly reduce expenses and conserve cash. All activities will be focused on maintaining our ability to ship our VNG line of products, which continue to serve as our source of revenue. These activities will include maintaining the excellent relationships already formed with our suppliers, distributors, and customers. Any future expenses not related to this core business will be examined in the light of our current liquidity position before approval. Management believes that the plan that has been implemented will allow continuing operations and improvements over time.

EFFECT OF INFLATION

We do not believe that inflation has had a material effect on our net sales or profitability in recent years.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of AcuNetx are attached as a separate section of this Annual Report on Form 10-KSB, commencing with page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Interim Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and Interim CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

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

ITEM 8B. OTHER INFORMATION

Inapplicable

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth information on the officers and directors of the
Company:

NAME                            AGE     POSITION
----                            ---     --------

Charles E. Phillips              71     Chairman of the Board of Directors
Ronald A. Waldorf                59     President, CEO and a Director
Terry R. Knapp, M.D.             63     Director and CEO VisioNetx
Robert S. Corrigan               53     Director
Douglas MacCarthy                61     Senior VP Operations VisioNetx

      Directors hold office for a period of one year from their election at the annual meeting of shareholders or until their successors are duly elected and qualified.

Mr. Phillips is the co-founder of Eye Dynamics, predecessor to AcuNetx, and was its President between 1988 and 2005. He became Chairman of the Board in 2006. From 1974 to 1985, Mr. Phillips was Executive Vice President and Director of Akai America, Ltd., a consumer electronics company. Prior to that he was President of Califone-Roberts Division of Rheem Manufacturing Company. Mr. Phillips received a B.A. from Pepperdine College, Los Angeles, California with emphasis on Business and Speech Education, in 1956.

Mr. Waldorf was Chairman of the Board of Directors of Eye Dynamics between 1991 and 2005 and is currently President and Chief Executive Officer of AcuNetx, Inc. He is the inventor of the IR/Video ENG System, SafetyScope and EM/1 products. He also owns a patent covering closely related technology that has been licensed exclusively to Eye Dynamics. Since 1969 Waldorf has been active in the field of otolaryngology, primarily in an academic research environment at the University of Florida, College of Medicine and at the University of California (Irvine), Department of Surgery. He has published numerous articles on vestibular and optokinetic research in international scientific and medical journals and was the principal investigator in a research grant funded by the National Institute of Health/National Institute on Alcohol Abuse and Alcoholism (NIH/NIAAA). Mr. Waldorf earned an M.S. from the Department of Physiology of the College of Medicine, University of Florida, in 1972.

Dr. Knapp has been a director of the Company since December 2005. He is President of VisioNetx, a subsidiary of the Company. He was Chief Executive Officer and a director of OrthoNetx, Inc. between December 2003 and its acquisition by AcuNetx. He served as President and Chief Executive Officer throughout 2006. He was a founder and a director of Collagen Corporation, a publicly traded (NASDAQ) medical device company. He co-founded, served as Chairman and Chief Executive Officer for Lipomatrix, a medical device company based in Switzerland, with operations in the U.S. and Europe, until its acquisition. Dr. Knapp founded PrivaComp, Inc. in 1999 as an information technology solution for health care data management, product tracking and surveillance, and informed consent. Dr. Knapp is a reconstructive facial and hand surgeon, and has spoken and published extensively on matters of quality systems and risk management in health care.

Mr. Corrigan has been a director since December 2005. He has been Chairman and Chief Executive Officer of Centennial Capital Group, Inc. for the past twelve years. CCGI is an investment banking enterprise which assists developmental stage and other companies in corporate finance, mergers and acquisitions and business development. Prior to founding CCGI, Mr. Corrigan was employed by the major financial services companies of Merrill Lynch, Pierce Fenner & Smith, Inc. and Paine Webber, Inc. Mr. Corrigan holds a B.S. degree from Castleton State College, Castleton, Vermont and an M.S. from Youngstown State University, Youngstown, Ohio.

Mr. MacCarthy served as Vice President, Operations for OrthoNetx from 2002 until its acquisition by AcuNetx in December 2005. Between 1968 and 1999 he served in various positions with IBM, including manager of finance, planning and administration, and team leader for critical situation management. Mr. MacCarthy earned a B.A. degree in Economics in 1967 and an M.B.A. in 1968, both from the University of Michigan.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain compensation awarded or paid by the Company to its Named Executive Officers and others during the fiscal years ended December 31, 2006, 2005, and 2004

ITEM 10. EXECUTIVE AND DIRECTOR COMPENSATION

COMPENSATION TABLE

                                                                                 STOCK
NAME                           YEAR      SALARY      BONUS       OTHER           AWARDS           OPTIONS         PAYOUT
----                           ----      ------      -----       -----           ------           -------         ------
Charles E. Phillips            2006           0          0       5,500  (A)     300,000  (E)            0              0
                               2005      52,500     60,000      32,916  (C)           0           140,000              0
                               2004     120,000          0           0                0                 0              0

Ronald A. Waldorf              2006     150,000          0           0                0           500,000  (B)         0
                               2005     105,458          0           0                0           140,000              0
                               2004           0          0           0                0                 0              0

Terry R. Knapp, MD             2006     180,000          0           0                0         1,333,333  (B)         0
                               2005     175,000          0           0                0                 0              0
                               2004     104,000          0           0                0                 0              0

Robert S. Corrigan             2006           0          0      49,225  (A)     300,000  (E)            0              0
                               2005           0          0           0                0                 0              0
                               2004           0          0           0                0                 0              0

Randolph C. Robinson, MD       2006           0          0      26,666  (D)     300,000  (E)            0              0
                               2005      60,000          0           0                0                 0              0
                               2004      20,000          0           0                0                 0              0

Douglas MacCarthy              2006     140,000          0           0                0           533,333  (B)         0
                               2005     120,000          0           0                0                 0              0
                               2004      56,000          0           0                0                 0              0

                                                (A)  Consulting Fees
                                                (B)  Options vested
                                                (C)  Accrued Vacation on termination
                                                (D)  Salary/Severance
                                                (E)  Common stock grant for Board service

Mr. Waldorf is employed pursuant to an Employment Agreement that calls for an annual salary of $150,000, subject to annual cost of living increases. The Agreement also provides that he will be granted 1,500,000 shares of Common Stock as a stock bonus, which will vest at the rate of 33% per year on each anniversary of the date of the Agreement. If he is terminated without cause, or there is a change in control of AcuNetx, the shares vest immediately.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the Common Stock of the Company as of March 27, 2007, by (i) each person known by the Company to beneficially own 5% or more of the outstanding Common Stock of the Company; (ii) each of the Company's directors; (iii) the Named Executive Officers identified in the Summary Compensation Table; and (iv) all directors and Named Executive Officers of the Company as a group.

Name & Address                         Number of Shares      Percentage Owned
--------------                         ----------------      ----------------

Randolph C. Robinson, M.D.                   8,834,760                  11.4%
7144 S Chapparal Cir E
Centennial, CO 80016

Charles E. Phillips                          2,925,489 (1)               3.8
2301 W. 205th St., #102
Torrance, CA 90501

Terry R. Knapp, M.D.                         3,201,771 (2)               4.1
20971 E. Smoky Hill Road #403
Centennial, CO 80015

Ronald A. Waldorf                            1,230,433 (3)               1.6
2301 W. 205th St., #102
Torrance, CA 90501

Robert S. Corrigan                           1,000,000 (4)               1.3
20971 E. Smoky Hill Road #403
Centennial, CO 80015

Douglas E. MacCarthy
20971 E. Smoky Hill Road #403                  876,681 (5)               1.1
Centennial, CO 80015

Galen Capital Group LLC
1660 International Drive, #410               4,615,120 (6)               6.0
McLean, VA 22102

All directors and executive                  9,234,374 (7)              12.0
officers as a group (5 persons)

--------------------------------------------------------------------------------
Options are those fully vested with a 60 day forward period for exercising.

      (1)   Total includes 520,000 options
      (2)   Total includes 1,833,333 options
      (3)   Total includes 348,333 options
      (4)   Total includes 500,000 options
      (5)   Total includes 533,000 options
      (6)   Total includes 1,388,889 warrants
      (7)   Total includes 4,114,999 options and warrants

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Shares of Common Stock subject to securities currently convertible, or convertible within 60 days after March 15, 2006, are deemed to be outstanding in calculating the percentage ownership of a person or group but are not deemed to be outstanding as to any other person or group.

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

Based upon a review of filings made and other information available to it, the Company believes that each of the Company's present Section 16 reporting persons filed all forms required of them by Section 16(a) during the year 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

INAPPLICABLE.

ITEM 13. EXHIBITS.

The following exhibits are included herein or incorporated by reference:

2.1 Agreement and Plan of Merger, dated September 1, 2005, among Eye Dynamics, Inc., OrthoNetx, Inc., and Eye Dynamics Acquisition Corp. (1)

3.1   Amended and Restated Articles of Incorporation (2)

3.2   Amended and Restated Bylaws (2)

10.1 Employment Agreement, dated December 23, 2005 between the Company and Ronald A. Waldorf (2)

10.2 Exclusive Licensing Agreement, dated November 1, 1989 between the Company and Ronald A. Waldorf (3)

10.3 Licensing Agreement, dated November 15, 2004 between the Company and Terry Knapp (2)

10.4 Exclusive Manufacturing, Sales, Licensing and Software Ownership Agreement, dated May 18, 2006 between the Company and Medtrak, Inc.

10.5 Standard Multi-Tenant Commercial Industrial Lease-Gross, dated January 9, 2003, between the Company and AMB Property, L.P. (4)

10.6  AcuNetx, Inc.2006 Non-Executive Directors' Stock Plan (2))

10.7 Standby Equity Distribution Agreement, dated January 31, 2006, between the Company and Cornell Capital Partners, LP (2)

10.8 Placement Agent Agreement, dated January 31, 2006, between the Company and Monitor Capital, Inc. (2)

10.9 Registration Rights Agreement, dated January 31, 2006, between the Company and Cornell Capital Partners, LP (2)

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

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------------------------

(1) Incorporated by reference from Report on Form 8K dated September 1, 2005.

(2) Incorporated by reference from Report on Form 10-KSB for the fiscal year ended December 30, 2005, filed on March 31, 2006.

(3) Incorporated by reference from Report on Form 10-SB filed on December 13, 1999.

(4) Incorporated by reference from Report on Form 10-KSB for the year ended December 31, 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to the Company by Spector & Wong for professional services rendered for the fiscal years ended December 31, 2006 and 2005:

Fee Category                    Fiscal 2006 Fees        Fiscal 2005 Fees
------------                    ----------------        ----------------

Audit Fees                      $        74,000         $        48,863

Audit-Related Fees                            0                       0

Tax Fees                                      0                       0

All Other Fees                              150                     500

Total Fees                      $        74,150         $        49,363


Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Spector & Wong, LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2006 or 2005.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2006 or 2005.

Policy On Audit Committee Pre-Approval Of Audit And Permissible Non-Audit Services Of Independent Auditors

The Company's Audit Committee, subject to Board of Directors consent pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval would generally be provided for up to one year and any pre-approval would be detailed as to the particular service or category of services, and would be subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee and Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AcuNetx, Inc.

                                        By: /s/ Ronald A. Waldorf
                                            ---------------------
                                            Ronald A. Waldorf, President and
                                            Chief Executive Officer
Date: April 12, 2007

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

(1) Principal Executive Officer and Principal Financial and Accounting Officer

/s/ Ronald A. Waldorf        Chief Executive Officer, Interim
---------------------        Chief Financial Officer             April 12, 2007
    Ronald A. Waldorf          and a Director

(3) Directors

/s/ Terry Knapp              Director                            April 12, 2007
---------------
Terry Knapp

/s/ Charles E. Phillips      Director                            April 12, 2007
----------------------
Charles E. Phillips

/s/ Robert S. Corrigan       Director                            April 12, 2007
----------------------
Robert S. Corrigan

                        [SPECTOR & WONG, LLP LETTERHEAD]




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of AcuNetx, Inc.

We have audited the accompanying consolidated balance sheets of AcuNetx, Inx. as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AcuNetx, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company's ability to continue in the normal course of business is dependent upon the success of future operations. The Company has recurring losses, substantial working capital deficiency, stockholders' deficit and negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Spector & Wong, LLP
Pasadena, CA
April 6, 2007


ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)
CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND  2005
----------------------------------------------------------------------------------------------------------
                                      ASSETS
Current Assets                                                               2006               2005
                                                                       ----------------   ----------------
  Cash                                                                  $      202,570     $      171,340
  Certificate of deposits                                                            -            305,274
  Accounts receivable, net                                                      96,401            116,099
  Inventory                                                                    251,436            321,260
  Prepaid expenses                                                              95,519             89,403
                                                                       ----------------   ----------------
    Total Current Assets                                                       645,926          1,003,376

Property and equipment, net                                                     29,591             32,296

Goodwill                                                                           362          4,823,138
Other intangible assets                                                        136,187             89,621
Deferred tax assets                                                            220,635            221,001
Other investments                                                               14,007            187,285
Other assets                                                                     1,563              1,563
                                                                       ----------------   ----------------

TOTAL ASSETS                                                            $    1,048,271     $    6,358,280
                                                                       ================   ================

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                                      $      615,103     $      269,043
  Accrued liabilities                                                          212,883             95,661
  Notes payable to related parties                                             243,731            300,000
  Current portion of long-term debt                                                532                  -
                                                                       ----------------   ----------------
    Total Current Liabilities                                                1,072,249            664,704

Long-term debt                                                                   1,295                  -
                                                                       ----------------   ----------------

    Total Liabilities                                                        1,073,544            664,704
                                                                       ----------------   ----------------

Stockholders' Equity (Deficit)
  Common stock, $0.001 par value; 100,000,000 shares authorized;
    62,974,814 shares issued and outstanding                                    62,975             47,818
  Common stocks to be issued                                                    40,500                  -
  Paid-in capital                                                           10,736,057          8,287,172
  Accumulated deficit                                                      (10,864,805)        (2,641,414)
                                                                       ----------------   ----------------
    Total stockholders' equity (deficit)                                       (25,273)         5,693,576
                                                                       ----------------   ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                    $    1,048,271     $    6,358,280
                                                                       ================   ================


See notes to consolidated financial statements                                                         F-2




ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR YEARS ENDED DECEMBER 31,                                          2006             2005
--------------------------------------------------------------------------------------------------

Sales - products                                                $     2,223,813   $     1,402,677

Cost of  products                                                       615,017           722,760
                                                              ------------------------------------

    Gross profit                                                      1,608,796           679,917

Operating expenses:
  Selling,general and administrative expenses                         4,062,300         1,069,988
  Stock option expense                                                  464,349                 -
  Impairment of goodwill                                              4,823,138                 -
  Research and development                                              285,332             8,205
                                                              ------------------------------------
  Total operating expenses                                            9,635,119         1,078,193
                                                              ------------------------------------

    Operating income (loss)                                          (8,026,323)         (398,276)
                                                              ------------------------------------

Other income (expense):
  Interest and other income                                              17,769             6,794
  Gain (loss) on equity-method investment                              (173,278)               52
  Interest and other expense                                            (40,393)           (2,381)
                                                              ------------------------------------
    Total other income (expenses)                                      (195,902)            4,465
                                                              ------------------------------------

Net loss before income tax (benefit)                                 (8,222,225)         (393,811)

Provision for income tax (Benefit)                                        1,166              (968)
                                                              ------------------------------------

Net loss                                                        $    (8,223,391)  $      (392,843)
                                                              ====================================

Net loss per share-basic and diluted                            $         (0.14)  $         (0.02)
                                                              ====================================

Weighted average number of shares-basic and diluted                  57,605,037        22,922,161



See notes to consolidated financial statements                                                 F-3




ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                  Common
                                            Common Stock          Stock to      Paid-in      Accumulated
                                        Shares         Amount    be issued      Capital        Deficit          Total
                                    -------------------------------------------------------------------------------------
Balance at 12/31/04                    17,883,081     $ 17,883   $        -   $ 3,497,070   $  (2,248,571)  $  1,266,382

Issuance of stock for services            200,000          200                     67,800                         68,000

Issuance of stock for notes
 payable conversion                     3,591,799        3,592                     42,746                         46,338

Stocks to be issued to merge
with OrthoNetx                         26,142,771       26,143                  4,679,556                      4,705,699

Net Loss                                                                                         (392,843)      (392,843)
                                    -------------------------------------------------------------------------------------
Balance at 12/31/05                    47,817,651     $ 47,818   $        -   $ 8,287,172   $  (2,641,414)  $  5,693,576

Issuance of stock for services          3,316,259        3,316       40,500       350,684                        394,500

Issuance of stock for cash             11,438,892       11,439                  1,530,090                      1,541,529

Exercise of warrants                      399,999          400                     19,600                         20,000

Issuance shares on OrthoNetx merger         2,013            2                        360                            362

Stock option and warrant expenses                                                 548,151                        548,151

Net loss                                                                                       (8,223,391)    (8,223,391)
                                    -------------------------------------------------------------------------------------

Balance at 12/31/06                    62,974,814     $ 62,975   $   40,500   $10,736,057   $ (10,864,805)  $    (25,273)
                                    =====================================================================================



See notes to consolidated financial statements                                                                        F-4




ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR YEARS ENDED DECEMBER 31,                                                      2006              2005
---------------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Loss                                                                  $    (8,223,391)   $      (392,843)
  Adjustments to reconcile net loss to net cash used  in
   operating activities:
    Depreciation                                                                      7,047                318
    Provision for bad debt                                                            7,865                  -
    Provision for inventory valuation                                                56,863                  -
    Deferred tax (benefit)                                                              366             (1,768)
    Write-off note receivable                                                             -             16,731
    Write-off fixed assets                                                            1,174                  -
    Impairment of goodwill                                                        4,823,138                  -
    Issuance of stocks and stock equity awards for services                         942,651             68,000
    (Gain) or loss on equity-method investments                                     173,278                (52)
    Loss on disposal of assets                                                        2,521                  -
    (Increase) Decrease in:
    Accounts Receivable                                                              11,833            (71,607)
    Inventory                                                                        12,961            (47,261)
    Prepaid and Others                                                               (6,116)           (22,866)
    Increase in:
     Accounts Payable and Accrued Expenses                                          463,282             57,112
                                                                           ------------------------------------
Net cash used in operating activities                                            (1,726,528)          (394,236)
                                                                           ------------------------------------
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                 (6,250)            (1,966)
  Closing of certificate of deposits                                                305,274                  -
  Capitalize of patent costs and trademarks                                         (46,566)
  Purchase of certificate of deposits                                                     -           (305,274)
  Cash received from merge with OrthoNetx                                                 -             22,581
  Cash collected from note receivable                                                     -              3,000
                                                                           ------------------------------------
Net cash provided by (used in) investing activities                                 252,458           (281,659)
                                                                           ------------------------------------
CASH FLOW FROM FINANCING ACTIVITIES:
  Net proceeds from sales of common stocks                                        1,541,529                  -
  Net proceeds from exercising of stock warrants                                     20,000                  -
  Net repayments on notes payable                                                   (56,229)                 -
                                                                           ------------------------------------
Net cash provided by financing activities                                         1,505,300                  -
                                                                           ------------------------------------

NET INCREASE (DECREASE) IN CASH                                                      31,230           (675,895)
CASH BALANCE AT BEGINNING OF YEAR                                                   171,340            847,235
                                                                           ------------------------------------
CASH BALANCE AT END OF YEAR                                                 $       202,570    $       171,340
                                                                           ====================================

Supplemental Disclosures of Cash Flow Information:
  Taxes Paid                                                                $           800    $           800
  Taxes Refund                                                              $             -    $         4,560
  Interest paid                                                             $        32,554    $             -

Schedule of noncash investing and financing activities:
  Note payable incurred for purchase of fixed asset                         $         1,787    $             -

  Issuance of common stocks for:
    Notes Payable and accrued interest                                      $             -    $        46,338
    Merger with OrthoNetx                                                               362          4,705,699
                                                                           ------------------------------------
                                                                            $           362    $     4,752,037
                                                                           ====================================
  Merger with OrthoNetx, Inc.
    Working capital deficit other than cash                                 $             -    $       (29,207)
     Property and equipment                                                               -             29,772
     Intangible assets and Investments                                                    -            276,854
     Debt to related party assumed                                                        -           (300,000)
                                                                           ------------------------------------
     Net cash received from merger with OrthoNetx                           $             -    $       (22,581)
                                                                           ====================================


See notes to consolidated financial statements                                                              F-5

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

      For its domestic customers, the Company supplies systems through its national distributor, MedTrak Technologies (Scottsdale, AZ). Revenue is recognized when products are shipped and accepted by the end users. No provisions were established for estimated product returns and allowances based on the Company's historical experience. Price discounts and other sales incentives are accrued and charged to cost of sales when revenue from the distributor is recognized.

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

ACCOUNTS RECEIVABLE: The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. An allowance for doubtful accounts of $5,345 and $899 has been established for years ended December 31, 2006 and 2005, respectively.

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

      For the year ended December 31, 2006, as a result of adopting SFAS 123(R) on January 1, 2006, the Company recognized pre-tax compensation expense related to stock options of $464,349. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plan for the year ended December 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense over the options' vesting periods.

Net loss, as reported                                            $    (392,843)
Deduct: Total stock-based employee compensation expense
determined under the fair value of awards, net of tax
related effects                                                         48,947
                                                                 --------------

Pro forma net loss                                               $   (441,790,)
                                                                 ==============

Reported net loss per share-basic and diluted                    $       (0.02)
                                                                 ==============

Pro forma net loss per share-basic and diluted                   $       (0.02)
                                                                 ==============

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

PROPERTY AND EQUIPMENT: Property and Equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the following estimated useful lives of the assets: 3 years for computer software, 5 to 7 years for computer and office equipment, and 7 years for furniture and fixtures. Depreciation expense was $7,047 and $318 for 2006 and 2005, respectively.

OTHER INTANGIBLE ASSETS: Other intangible assets consist primarily of intellectual property and trademarks. The Company capitalizes intellectual property costs as incurred, excluding costs associated with Company personnel, relating to patenting its technology. The majority of capitalized costs represent legal fees related to a patent application. If the Company elects to stop pursuing a particular patent application or determines that a patent application is not likely to be awarded or elects to discontinue payment of required maintenance fees for a particular patent, the Company, at that time, records as expense the capitalized amount of such patent application or patent. Awarded patents will be amortized over the shorter of the economic or legal life of the patent. Trademarks are not amortized, but rather are tested for impairment at least annually. There was no impairment of other intangible assets for the years ended December 31, 2006 and 2005.

ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND CRITICAL ACCOUNTING POLICIES (CONTINUED)

GOODWILL: The Company accounts for Goodwill and Intangible Assets in accordance with SFAS No. 141, "Business Combinations" and SFAS No. 142, Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangibles that are deemed to have indefinite lives are no longer amortized but, instead, are to be reviewed at least annually for impairment. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. The Company recorded goodwill in connection with the Company's acquisition described in Note 4 amounting to $4,823,500. The Company's annual impairment review of goodwill has identified that the goodwill impairment charge of $4,823,138 are necessary for the year ended December 31, 2006 as discussed in
Note 5. Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill amounts are not amortized, but rather are tested for impairment at least annually.

INVESTMENT: The Company held 20% of the issued and outstanding common stock of a Colorado privately-held company (see Note 6 to the Consolidated Financial Statements). The Company accounts for the investment using the equity method of accounting. Under the equity method, the carrying amount of the investment is increased for its proportionate share of the investee's earning or decreased for its proportionate share of the investee's loss.

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

ADVERTISING COSTS: All advertising costs are expensed as incurred. Advertising expenses were $24,326 and $4,718 for 2006 and 2005, respectively.

SHIPPING AND HANDLING COSTS: The Company historically has included inbound shipping charges in cost of sales and classified outbound shipping charges as operating expenses. For the years ended December 31, 2006 and 2005, the outbound shipping charges included in operating expenses were $50,255 and $51,714, respectively.

RESEARCH AND DEVELOPMENT COSTS: Research and development costs are expensed as incurred and consist primarily of product development costs. Financial accounting standards require the capitalization of certain development costs after technological feasibility of the product is established. In the development of the Company's new products and enhancements to existing products, technological feasibility is not established until substantially all product development is complete. As a result, product development costs that are eligible for capitalization are considered insignificant and are charged to research and development expense. During the years ended December 31, 2006 and 2005, research and development costs were $285,332 and $8,205, respectively.

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

ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND CRITICAL ACCOUNTING POLICIES (CONTINUED)

      In June 2005, the FASB issued SFAS No. 154, "ACCOUNTING CHANGES AND ERRORS CORRECTIONS, a replacement of APB Opinion No. 20, ACCOUNTING CHANGES, and FASB Statement No. 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENT." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effective adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 14, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe this pronouncement will have a material impact in its consolidated financial position, results of operations or cash flows.

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

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred operating losses totaling $8,223,391 and $392,843 for the years ended December 31, 2006 and 2005 respectively. In addition, the Company has a working capital deficit of $426,303 and an accumulated deficit of $10,864,805 as of December 31, 2006. In the near term, the Company expects the operating cash flows will not be sufficient to cover all the old debt and payables although it expects its sales will continue to grow and is able to cover current operating costs and to reduce the working capital deficit.

Management's plans include spinning off VisioNetx division, raising additional working capital through debt or equity financing, closing the Colorado facility to reduce expenditures, and increasing marketing efforts to increase revenues. Subsequent to the year-end, the Company formed a subsidiary to spin-off the VisioNetx division (see Note 18) and transferred, at cost, certain assets (approximately $30,000) related to the impairment detection business. In addition, VisioNetx assumed approximately $200,000 of liabilities. This will enable the Company to focus in efforts on selling its neurological diagnostic products that has historically been its primary business. VisioNetx is seeking funding that will allow it to purchase SafetyScan-I products from the Company and sell them to companies that wish to test for impairment of their employees.

As part of the restructuring, the Company's CEO and COO resigned subsequent to year end and the Company moved its headquarters to Torrance, CA. The Superior Colorado facilities are closing, thus saving salaries and operating costs. Whereas the Company had approximately $3 million in operating expenses last year, excluding sales commissions, cost of sales, non-cash option expense, stock expense and write-offs, the Company is forecasting approximately $700,000 in operating expenses in the near future that does not call for new capital (excluding sales commissions, cost of sales, option expense and other non cash expenses).

ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

In 2006, the Company negotiated amendments to its exclusive license agreement whereby the Company is able to sell their products directly at a higher net margin and not entirely through their distributor. As a result, the Company expects sales will grow in the near future.

The Company also developed a more feasible plan to raise $250,000 in equity that will allow for more sales and marketing resources and cash reserves to implement accounts payable payment plans. The Company has generated approximately $1,561,529 in additional operating capital during 2006 through sales of its common stock in a private placement offering and in exercising of options and warrants.

The ability of the Company to continue as a going concern is dependent on its ability to meet its financing arrangement and the success of its future operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

At December 31,                                           2006         2005
--------------------------------------------------------------------------------
Prepaid Expenses and Others:
  Prepaid insurance                                    $    45,709  $    58,244
  Prepaid rent and deposit                                   7,321       14,109
  Other prepaid expenses                                    42,489       17,050
--------------------------------------------------------------------------------
    Total                                              $    95,519  $    89,403
================================================================================
Property and equipment, net
  Furniture and fixtures                               $     9,531  $     9,531
  Equipment                                                 41,698       46,333
  Software                                                   5,110        3,614
--------------------------------------------------------------------------------
                                                            56,339       59,478
  Less: accumulated depreciation                           (26,748)     (27,182)
--------------------------------------------------------------------------------
    Total                                              $    29,591  $    32,296
================================================================================
Accrued liabilities
  Accrued insurance                                    $    18,652  $    14,307
  Warranty reserve                                           7,200        8,462
  Accrued payroll and related taxes                         91,028       39,098
  Accrued consulting fees                                   23,250       19,090
  Accrued vacation                                          24,003            -
  Other                                                     48,750       14,704
--------------------------------------------------------------------------------
    Total                                              $   212,883  $    95,661
================================================================================

ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - MERGERS AND ACQUISITIONS

ORTHONETX, INC.

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

The acquisition was accounted for as business combination, and accordingly, the tangibles assets acquired were recorded at their fair value at December 23, 2005. The results of operations of OrthoNetx have been included in the Company's consolidated financial statements subsequent to that date. The total purchase price is $4,706,061, and is comprised of:

     Stocks issued to acquire the outstanding common
       stock of OrthoNetx (22,496,966 shares at $0.18
       per share)                                                $   4,049,454
     Acquisition related transaction costs (3,647,818
       shares at $0.18 per share)                                      656,607
                                                                ---------------
          Total purchase price                                   $   4,706,061
                                                                ===============

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
                                                     ==============

ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - MERGERS AND ACQUISITIONS (CONTINUED)

The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the year ended December 31, 2005 assuming OrthoNetx had been acquired at the beginning of the period presented:

                                                        2005
                                                  ----------------
        Net revenue                                $   1,430,527
        Net loss                                   $  (1,633,122)
        Basic and diluted net loss per share       $       (0.03)

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
                                                       ==========


PrivaComp had no activity during the year ended December 31, 2005; therefore, no pro forma information has been presented for 2005.

NOTE 5 - IMPAIRMENT OF GOODWILL

The Company recorded $4,823,500 of goodwill in connection with its acquisition of OrthoNetx (see Note 4). The amount that the Company recorded in connection with this acquisition was determined by comparing the aggregate amounts of the respective purchase price plus related transaction costs to the fair values of the net tangible and identifiable intangible assets acquired for the business acquired.

ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The Company performed its annual impairment test of goodwill at its designated valuation date of December 31, 2006 in accordance with SFAS 142. As a result of these tests, the Company determined that the amount of goodwill recorded was not recoverable. Accordingly the Company recorded a goodwill impairment charge of $4,823,138 for the year ended December 31, 2006.

The Company recorded the aforementioned charge during the quarter ended December 31, 2006 after key management re-evaluated the Company's available resources and the strategic direction of the business. As a result of having made this evaluation, management determined that the Company's entry into osteoplastic surgery market and the market for the Company's impairment detection devices was not feasible given its limited capital resources.

Accordingly, management determined that, it would be necessary to curtail certain of the businesses activities and principally pursue opportunities for sales of its neurological diagnostic products.

Based on these factors, the Company revised its forecasts of future sales to give effect to its limited capital resources. See Note 18 for subsequent events.

NOTE 6 - INVESTMENT IN ENGINEERING/MANUFACTURING COMPANY

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

OrthoNetx also received options to purchase additional shares of common stock of HPD ("HPD Options") so as to allow the Company to maintain its 20% ownership of HPD common stock, in the event HPD employees exercise their option to purchase shares of HPD common stock. The HPD Options have an exercise price of $0.228 per share and expire in June 2008.

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

Based on management's assessment of its current operating plan, as discussed in
Note 5, the Company determined that the strategic value of the HPD relationship and the value of the investment is not fully recoverable and $173,278 has been reserved against the carrying value and charged to expense in the quarter ended December 31, 2006. See subsequent events Note 18 for the sale of this investment.

ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - BORROWINGS

NOTE PAYABLE TO RELATED PARTY

On January 30, 2005, OrthoNetx entered into a $300,000 line of credit agreement with Randolph Robinson ("Lender", founder of OrthoNetx and a director of the Company during 2006, until his resignation from the board in December 2006). The line of credit agreement, as amended during 2006, bears interest at 13% and payments are to be amortized over two year period, with additional payments of $100,000 each time the Corporation draws against its SEDA financing arrangement. The line of credit matures on January 10, 2008 and is collateralized by certain intangible assets and other tangible assets of OrthoNetx and is guaranteed by the CEO and two shareholders (collectively referred to as the "Guarantors"). In consideration for the issuance of the line of credit, OrthoNetx issued the Lender and the Guarantors 300,000 shares and 180,000 shares of common stock, respectively. The stock was valued at $0.01 per share or $4,800 of total, which was capitalized and being amortized over the term of the loan.

At December 31, 2006, the Company is in arrears for payments on the line of credit, and subsequent to December 31, 2006 the Company received a letter demanding payment of the note. See subsequent events (Note 18).

As of December 31, 2006, the loan balance and the related accrued interest were $243,731 and $5,608, respectively.

LONG-TERM DEBT

At December 31,                                                           2006           2005
--------------------------------------------------------------------  -------------  -------------
Installment note payable secured by computer equipment.
Monthly payments total $81, including interest at 18.99%. The
original note amount was $2,062. Matures July 21, 2009.                $     1,827    $         -
                                                                      -------------  -------------
                                                                             1,827              -

Less: current portion                                                         (532)             -
                                                                      -------------  -------------

  Total long-term portion                                              $     1,295    $         -
                                                                      =============  =============

The following is a schedule of the maturities of long-term debt:

            Years ended December 31,
            --------------------------------
            2007                                       $      532
            2008                                              765
            2009                                              530
                                                      ------------
                                                       $    1,827
                                                      ============

LINES OF CREDIT

The Company has a $100,000 unsecured revolving line of credit with Bank of the West. Interest is payable monthly at 3.00 above index point (9.75% at December 31, 2005). The line of credit was closed in 2006. The Company did not borrow against the line of credit during 2006 and 2005.

RETIREMENT OF CONVERTIBLE DEBT

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

ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - INCOME TAXES

The provision for income taxes (benefits) consisted of the following:


        For year ended December 31,               2006            2005
        ------------------------------------------------------------------
        Federal:
          Current                             $         -     $         -
          Deferred                                    377            (835)
        ------------------------------------------------------------------
                                                      377            (835)
        ------------------------------------------------------------------
        State:
          Current                             $       800     $       800
          Deferred                                    (11)           (933)
        ------------------------------------------------------------------
                                                      789            (133)
        ------------------------------------------------------------------
          Total                               $     1,166     $      (968)
        ==================================================================

The provision for income taxes differs from the amount computed by applying the federal statutory rate to the income tax expense (benefit) at the effective rate is as follows:

        For years ended December 31,                              2005            2004
        -----------------------------------------------------------------------------------
        Income tax expense (benefit) at statutory rate        $    (133,896) $     126,744
        State tax expense, net of federal benefit                       272            272
        Nondeductible deferred stock services                        23,120              -
        NOL Carryforwards                                                 -       (138,408)
        Others                                                        1,036         (1,585)
        Valuation Allowance                                         108,500              -
        -----------------------------------------------------------------------------------
          Provision of income tax (benefit)                   $        (968) $     (12,977)
        -----------------------------------------------------------------------------------

ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The components of the deferred net tax assets are as follows:

        At December 31,                                        2006           2005
        --------------------------------------------------------------------------------
        Net Operating Loss Carryforwards                  $   2,039,478   $     947,131
        Property and equipment                                     (329)         (1,337)
        Accruals and reserves                                 2,256,990           2,414
        Other                                                   261,186               -
        Valuation Allowance                                  (4,336,690)       (727,207)
        --------------------------------------------------------------------------------
        Net deferred tax assets                           $     220,635   $     221,001
        --------------------------------------------------------------------------------

The Company had removed the valuation allowance as of December 31, 2003 because it believed it was more likely than not that all deferred tax assets would be realized in the foreseeable future and was reflected as a credit to operations. However, as of December 31, 2005, the Company's ability to utilize its federal net operating loss carryforwards is uncertain due to the net loss of the year and the merger with OrthoNetx which has net operating loss carryforwards approximately of $1.7 million, as of that date, and thus a valuation reserve has been provided against the Company's net deferred tax assets.

As of December 31, 2006, the Company has net operating loss carryforwards of approximately, $6,300,000 and $2,900,000 to reduce future federal and state taxable income, respectively. To the extent not utilized, the federal net operating loss carryforwards will begin to expire in fiscal 2009 and the state net operating loss carryforwards will begin to expire in fiscal 2012.

NOTE 9 - STOCKS OPTIONS AND WARRANTS

STOCK OPTIONS

On March 27, 2006 the Board of Directors approved and adopted the 2006 Stock Incentive Plan to provide for the issuance of incentive stock options and/or nonstatutory options to all employees and nonstatutory options to consultants and other service providers. Generally, all options granted to employees and consultants expire in ten and three years, respectively, from the date of grant. All options have an exercise price equal to or higher than the fair market value of the Company's stock on the date the options were granted. It is the policy of the Company to issue new shares for stock option exercised and restricted stock, rather than issue treasury shares. Options generally vest over three years. The plan reserves 14 million shares of common stock under the Plan and shall be effective through December 31, 2015.

On January 3, 2005, the Board of Directors approved to issue stock options to directors in the amount of 20,000 shares for each of the years from 1999 through 2004. The total options for each of directors shall be 120,000 shares. The options are vesting immediately and exercisable at $0.15 per share through January 3, 2007.

A summary of the status of stock options issued by the Company as of December 31, 2006 and 2005 is presented in the following table.

ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                           2006                            2005
                                              -----------------------------------------------------------
                                                                Weghted                          Weghted
                                                  Number        Average          Number          Average
                                                    of          Exercise           of           Exercise
                                                  Shares         Price           Shares           Price
                                              -----------------------------------------------------------
Outstanding at beginning of year                    415,000    $    0.15                 -     $       -
Granted                                           6,894,102         0.21           415,000          0.15
Exercised/Expired/Cancelled                               -            -                 -             -
                                              --------------                --------------
Outstanding at end of period                      7,309,102    $    0.21           415,000     $    0.15
                                              ==============                ==============

Exercisable at end of period                      2,975,768    $    0.20           415,000     $    0.15
                                              ==============                ===============

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

                                                                 2006         2005
                                                            --------------------------
      Weighted average fair value per option granted         $      0.17  $      0.12
      Risk-free interest rate                                      4.41%        3.33%
      Expected dividend yield                                      0.00%        0.00%
      Expected lives                                                9.80         2.10
      Expected volatility                                        155.69%      161.21%

As of December 31, 2006 there was $678,243 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the various plans. That cost is expected to be recognized over a weighted average period of 2 years.

NOTE 9 - STOCKS OPTIONS AND WARRANTS (CONTINUED)

The following table sets forth additional information about stock options outstanding at December 31, 2006:

                                      Weighted
                                      Average        Weighted
      Range of                       Remaining       Average
      Exercise        Options       Contractual      Exercise      Options
       Prices       Outstanding         Life          Price      Exercisable
   ---------------------------------------------------------------------------
    $0.01-$0.30       7,309,102      9.98 years     $     0.21    2,975,768

STOCK WARRANTS

The Company had 399,999 warrants outstanding as of December 31, 2005 which were exercised during 2006. The warrants are exercisable at $0.05 per share and expire on December 31, 2007.

During 2006 the Company issued 9,383,335 warrants to purchase common stock at pricing ranging from $0.20 to $2.00 per share as described below.

ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - STOCKHOLDERS' EQUITY

PRIVATE PLACEMENT OFFERING

In September 2005, OrthoNetx commenced a private placement offering ("Offering") of equity securities to raise on a best efforts basis a maximum of $1,500,000 in conjunction with the planned merger with Eye Dynamics discussed in Note 4. There is no minimum amount required to be raised with the Offering. The Offering consists of units priced at $50,000 per unit. Each unit consists of (a) shares of the OrthoNetx's common stock at a price equal to the lesser of $.22 per share or 90% of the average closing price of Eye Dynamics common stock over the 30 days prior to the closing of the merger with Eye Dynamics and (b) warrants to purchase additional shares of the OrthoNetx's common stock equal to 50% of the number of shares of common stock purchased in the Offering, exercisable for two years at $.33 per share. Total proceeds from this offering were $650,000; the Company received net proceeds of $602,779 after offering expenses. Additional offering expenses of $81,250 were paid, of which $15,000 was paid in cash in 2005; $16,250 was paid in cash in 2006; and the balance of $50,000 was paid in 277,778 shares of AcuNetx's common stock and 138,889 warrants with the above terms. All cash proceeds were received in January 2006 and total of 3,888,892 shares of AcuNetx's common stock plus 1,944,446 warrants, including the 277,778 shares and 138,889 warrants issued as expense of the offering, were issued.

In March 2006, a Subscription Agreement from the 2005 Private Placement Memorandum was fulfilled in the amount of $500,000, resulting in $450,000 net proceeds after offering expenses. Galen Capital Group, the former financial advisor, is the investor and received 2,777,778 shares of common stock of the Company plus 1,388,889 warrants exercisable for 2 years at a price of $0.33 per share for their investment.

In October 2006, OrthoNetx commenced a private placement offering for a bridge financing of equity securities to raise up to $505,000 on a best efforts basis in conjunction with a planned follow-on financing to be initiated in 2007. Under this private placement, the Company received proceeds of $505,000. There were no commissions or fees paid on this offering. The Company issued 5,050,000 shares of common stock at $0.10 per share and warrants to purchase 5,050,000 exercisable for 2 years at $0.20 per share.

STANDBY EQUITY DISTRIBUTION AGREEMENT

On January 31, 2006, the Company entered into a Standby Equity Distribution Agreement (SEDA) with Cornell Capital Partners, LP ("Cornell"), to finance the continued development of its products. Under the agreement, Cornell has committed to provide up to $12 million of equity financing to be drawn down over a 24-month period at the Company's discretion. The financing will become available after the Company has filed a Registration Statement covering the securities with the Securities and Exchange Commission (the "SEC"), and the SEC has declared the Registration Statement effective. The maximum amount of each drawdown is $500,000, and there must be at least five trading days between draw-downs.

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

ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

At December 31, 2006 the Company had not drawn down any of the SEDA commitment financing.


NON-EXECUTIVE DIRECTORS' STOCK PLAN

On February 27, 2006 the Board of Directors agreed to provide 300,000 shares of restricted stock to each of the four non-employee directors as compensation for 2006 services pursuant to the 2006 Non-Executive Stock Plan established on January 1, 2006. The shares were ratified valuing at $0.18 per share which was the closing market price on the effective date of the Plan, and were amortized on a straight-line basis over a twelve month period. For the year ended, the Company issued 1,025,000 shares of common stock and recognized directors' compensation of $184,500. The Plan was in effect until December 31, 2006.

AUTHORIZED SHARES

In September 2005, the shareholders approved to increase the number of authorized common stock to 100 million. The amendment to its article of incorporation was filed in November.

ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

    Years ended December 31,                                2006           2005
    ---------------------------------------------------------------------------------
    Numerator:
      Net loss                                        $  (8,223,391)  $     (392,322)
    ---------------------------------------------------------------------------------
    Denominator:
      Weighted average of common shares                  57,605,037       22,922,161
    ---------------------------------------------------------------------------------

    Net loss per share-basic and diluted              $       (0.14)  $        (0.02)

As the Company incurred net loss for the years ended December 31, 2006 and 2005, the effect of dilutive securities totaling 346,703 and 1,385,958, respectively, equivalent shares has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

NOTE 12 - MAJOR CUSTOMERS

During the year ended December 31, 2006, two major distributors accounted for $1,803,592 or 83.3% of IntelliNetx division revenues.

                 National distributor        $488,425 or 22.2%
                 SID distributor             $1,342,167 or 61.1%

During year ended December 31, 2005, the national distributor accounted for $1,196,983 or 85.3% of total revenues.

NOTE 13 - SEGMENT INFORMATION

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

ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The Company does not track its assets by operating segments. Consequently, it is not practical to show assets by operating segments.

Summarized financial information of the Company's results by operating segment is as follows:

                                                  Years ended December 31,
                                                    2006           2005
   ------------------------------------------------------------------------
   Net Revenue:
     INX                                        $ 2,177,528    $ 1,402,677
     ONX                                             28,300              -
     VNX                                             17,985              -
                                              -----------------------------
   Consolidated Net Revenue                     $ 2,223,813    $ 1,402,677
   ========================================================================
   Cost of Revenue:
     INX                                          $ 548,294      $ 722,760
     ONX                                             61,723              -
     VNX                                              5,000              -
                                              -----------------------------
   Consolidated Cost of Revenue                   $ 615,017      $ 722,760
   ========================================================================
   Gross Margin:
     INX                                        $ 1,629,234      $ 679,917
     ONX                                            (33,423)             -
     VNX                                             12,985              -
                                              -----------------------------
   Consolidated Gross Margin                    $ 1,608,796      $ 679,917
   ========================================================================

Intersegment transactions are recorded at cost. The margins reported reflect only the direct controllable expenses of each line of business and do not represent the actual margins for each operating segment because they do not contain an allocation of product development, information technology, marketing and promotion, stock-based compensation, and corporate and general and administrative expenses incurred in support of the lines of business.

NOTE 13 - SEGMENT INFORMATION

                                                              For years ended December 31,
                                                                  2006          2005
-----------------------------------------------------        ------------------------------
Total margin for reportable segments                          $  1,608,796   $    679,917
Corporate and general and administrative expenses               (4,062,300)    (1,069,988)
Stock option expenses                                             (464,349)             -
Research and development                                          (285,332)        (8,205)
Impairment of goodwill                                          (4,823,138)             -
Interest and Other Expense                                         (40,393)        (2,381)
Gain (loss) on equity-method investments                          (173,278)            52
Interest and Other Income                                           17,769          6,794
                                                             ------------------------------
  Net loss before income taxes                                $ (8,222,225)  $   (393,811)
                                                             ==============================

ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 14 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEASE COMMITMENTS

The Company lease facilities and a copier under operating leases. In addition the Company entered into a three year contract during the year with a supplier of internet services. As of December 31, 2006, the minimum annual operating lease payments and payments under the contract for internet services were as follows:

                    Year Ended December 31,        Amount
                    -----------------------     -----------
                    2007                        $    47,478
                    2008                             28,464
                    2009                             17,552
                    2010                              4,650
                                                -----------
                                                $    98,144
                                                ===========

Rent expense totaled $100,611 and $21,186 for 2006 and 2005, respectively. Certain lease agreements contain renewal options providing for an extension of the lease term at market rates. The monthly lease payment for the copier does not include additional maintenance, insurance and per copy charges.

SALES INCENTIVE AGREEMENTS

In April 2005, the Company entered into two individual agreements with the national distributor and a special instrument dealer. The agreements provide that the Company will issue restricted common stock to the distributor and dealer as a sale incentive if certain conditions are reached pursuant to the agreements. As of December 31, 2006, none of these conditions are reached and the Company issued no shares.

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

The Company also executed a Consulting Agreement with the owner of the national distributor whereby the owner will provide advisory and consulting services to the Company for the purposes of improving the Company's VNG products and other balance-related product lines. The agreement is for a period of three years, and renews for an additional one year term.

During 2006, the Company issued 444,445 shares valued at $0.22 per share. This amount is being amortized as expense over a 12 month period. The Agreement further requires seven additional annual payments of $100,000, payable in the Company's common stock to be issued at the 15 day trailing average closing price on the date of each issuance. In addition, the Agreement requires payments of $45,000 per year in consulting fees to be paid over three years.

ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The minimum payments schedule under these agreements was as follows:

                    Year Ended December 31,        Amount
                    -----------------------     -----------
                    2007                        $   145,000
                    2008                            145,000
                    2009                            100,000
                    2010                            100,000
                    2011 and thereafter             300,000
                                                -----------
                                                $   790,000
                                                ===========

FINANCIAL ADVISORS

In April 2006, the Company entered into a consulting agreement with Robert Corrigan ("Corrigan"), who is also a director of the Company, for the purpose of assisting the Company in strategic planning of relevant capital formation alternatives and market making alternatives. Such contract provides for monthly consulting fees of $10,000 per month plus reimbursement of expense. During 2006, the Company paid Corrigan $51,907 in fees and expenses related to this contract.

In September 2006, the Company entered into an agreement with Stonegate Capital ("Stonegate") to be the Company's placement agent in its efforts to raise additional equity capital. Under the terms of the agreement, Stonegate received 250,000 shares of the Company's common stock upon signing and another 250,000 shares after Stonegate had introduced the Company to potential investors. In addition, Stonegate would receive 8% of proceeds received from investors introduced by Stonegate. The shares were valued at the closing market price on the date of agreement which is $0.13 per share. The total of $65,000 was charged to operations. No amounts were raised under this agreement by year end.


In August 2004, OrthoNetx entered into an agreement with Galen Capital Group, LLC ("Galen") for the purpose of providing certain merchant banking and corporate financial advisory services in connection with the Company's capitalization. The agreement provides for monthly consulting and expense reimbursement of $20,000 for six months beginning September 2004, and also provides for various success fees ranging from five to seven percent of capital raised. OrthoNetx agreed to issue Galen stock options upon the successful raising of capital equal to three percent of OrthoNetx's equity at an exercise price to be determined by the board of directors. These options are fully exercisable for five years once issued. In addition, Galen will also receive shares of common stock equal to five percent of the issued and outstanding shares of common stock of OrthoNetx upon the successful raising of capital. The option and share arrangement was subsequently satisfied by issuance of 3,647,818 shares of AcuNetx stock to Galen at the merger (see Note 4). OrthoNetx also agreed to pay Galen a merger and advisory fee of three to seven percent if the Company merges or is acquired by a party identified and introduced by Galen. This agreement may be cancelled by either party with 30 days notice after the first 270 days.

ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Upon completion of a capital raising event, Galen will receive a one year consulting agreement paid at $10,000 per month plus expenses with two additional one year extensions at the Company's option.

The agreement was terminated on February 28, 2006, by mutual consent of both parties.

NOTE 15 - RELATED PARTY TRANSACTIONS

LICENSING AGREEMENT

The Company has a licensing agreement with the Company's CEO for the licensing of a patent. The licensing agreement provides for contingent payments, to be determined at a later date, in the event the Company receives a benefit from the patent. As of December 31, 2006, the Company had no liability for payment of fees under this agreement.

CONFLICT OF INTEREST

The Company's CEO, the Chairman of the Board and a former director are associated with the Company's financial advisor, Galen Capital Group, LLC ("Galen"). The Company's CEO has since resigned from Galen and the former director also resigned from the Board of the Company in 2006.

NOTE 16 - DEPARTURE AND ELECTION OF CHAIRMAN OF THE BOARD OF DIRECTORS

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

ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2006.

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

The following table presents the changes in the Company's warranty reserve in the fiscal years December 31, 2006 and 2005 are as follows:

          Years Ended December 31,                2006          2005
          ------------------------             -----------  -----------
          Beginning balance                     $   8,462    $   8,884
          Provision for warranty                        0        2,751
          Utilization of reserve                   (1,262)      (3,173)
                                               -----------  -----------
          Ending balance                        $   7,200    $   8,462
                                               ===========  ===========

NOTE 18 -SUBSEQUENT EVENTS

FORMATION OF NEW SUBSIDIARY

Subsequent to year end, the Company formed a new subsidiary, VisioNetx, Inc. (VisioNetx ) and transferred certain intangible assets and liabilities related to the Company's impairment detection devices. The carrying value of the assets (totaling $30,160 at December 31, 2006) and the liabilities assumed (at date of transfer totaling $198,572) were transferred at cost in accordance with SFAS
141. The Company's CEO and President resigned from AcuNetx and assumed the role of CEO and President of VisioNetx. In addition, another officer resigned from the Company and assumed the role as COO of the subsidiary.

In addition, the Company moved its headquarters to Torrance, California.

SALE OF INVESTMENT IN HIGH PRECISION DEVICES, INC.

Subsequent to December 31, 2006 and Company entered into an agreement to exchange the shares of common stock it holds in High Precision Devices, Inc. ("HPD") for all the common stock of the Company held by HPD, which is approximately 483,000 shares. The value of the shares being returned to the Company at closing is estimated to be $14,007, which is the carrying value of the Investment in HPD at December 31, 2006.

ACUNETX, INC. (F/K/A EYE DYNAMICS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

SETTLEMENT OF NOTES RECEIVABLE

Subsequent to December 31, 2006 and Company entered into a settlement agreement with a former employee, who had created an indebtedness to the Company of $49,489 in 2001 - 2004 and had agreed to a Note Receivable (Receivable). The employee had been in default on payments on this Receivable, which was fully reserved in 2004. The agreement calls for the former employee to repay the Company $55,000 at a rate of $4,000 per month beginning in March 2007.

NOTICE OF DEFAULT ON NOTE WITH RELATED PARTY

The Company received a letter dated March 8, 2007 from Dr. Randolph C. Robinson ("Dr. Robinson"), a former director of the Company and holder of a promissory note ("Note") issued by OrthoNetx, Inc. (OrthoNetx) a wholly owned subsidiary of the Company. The letter declares that the note is in default and that Dr. Robinson has elected to accelerate the entire unpaid balance and interest. Accordingly the Company has reflected the entire principal and interest owed on this note as a current liability in the accompanying consolidated financial statements as of December 31, 2006 (see Note 7).

Dr. Robinson asserts that the Note had been assumed by the Company and that grounds for default include, but are not limited to, failure to pay principal and interest when due and according to the terms of the Note, material adverse change in the financial condition or operations of the borrower, default under the collateral documents securing the Note and other material, continuing defaults. The Company maintains that the Note is an obligation of OrthoNetx, not of the Company, and is collateralized by certain assets of OrthoNetx.

Under the terms of the Note, the Company has 60 days from the date of the default notice to cure the default. The Company is continuing discussion with Dr. Robinson to resolve this issue.