Form 10QSB
period 2007-03-31
AcuNetx, Inc.
filed 2007-05-15
CIK 1097575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

                           Commission File No. 0-27857

                                  ACUNETX, INC.
                               -------------------
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

                                  310-328-0477
                                  ------------
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes  X   No
             ---     ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes      No  X
                                     ---     ---

As of March 31, 2007, the issuer had 62,716,714 shares of common stock outstanding.

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

                                   PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ACUNETX, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MARCH 31, 2007
--------------------------------------------------------------------------------------------------

                                               ASSETS

Current Assets
  Cash                                                                               $     87,375
  Certificate of Deposits                                                                       -
  Accounts receivable, net                                                                286,908
  Inventory                                                                               209,330
  Prepaid expenses and other current assets                                                42,000
                                                                                     -------------
    Total Current Assets                                                                  625,613

Property and equipment, net                                                                24,009

Goodwill                                                                                        -
Other intangible assets                                                                   136,932
Deferred tax assets                                                                       220,635
Other investment                                                                                -
Other assets                                                                                1,772
                                                                                     -------------

TOTAL ASSETS                                                                         $  1,008,961
                                                                                     =============

                               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                                                   $    567,474
  Accrued liabilities                                                                     385,800
  Notes payable to related parties                                                        243,731
  Current portion of long-term debt                                                           578
                                                                                     -------------
    Total Current Liabilities                                                           1,197,583

Notes payable to related parties                                                                 -
Long-term debt                                                                              1,137
                                                                                     -------------

    Total Liabilities                                                                   1,198,720
                                                                                     -------------

Stockholders' Deficit
  Common stock, $0.001 par value; 100,000,000 shares authorized;
    62,716,714 shares issued and outstanding                                               62,716
  Paid-in capital                                                                      10,901,885
  Accumulated deficit                                                                 (11,154,360)
                                                                                     -------------
    Total Stockholders' Deficit                                                          (189,759)
                                                                                     -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                          $  1,008,961
                                                                                     =============


See notes to interim unaudited consolidated financial statements




ACUNETX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THREE MONTHS ENDED MARCH 31,                                   2007                2006
-------------------------------------------------------------------------------------------------
Sales - products                                              $    1,123,946      $      283,575

Cost of sales - products                                             228,454             120,813
                                                             ------------------------------------

  Gross profit                                                       895,492             162,762
                                                             ------------------------------------

Operating Expenses:
  Selling, general and administrative                              1,039,407             827,679
  Stock option expense                                               139,077             108,030
  Impairment of goodwill                                                 362                   -
  Research and development                                                 -              45,556
                                                             ------------------------------------
Total operating expenses                                           1,178,846             981,265
                                                             ------------------------------------

  Operating loss                                                    (283,354)           (818,503)
                                                             ------------------------------------

Other Income (Expense)
  Interest and other income                                            4,261               5,827
  Loss on equity-method investment                                         -             (17,886)
  Interest and other expenses                                         (9,662)            (10,802)
                                                             ------------------------------------
Other income (expense)                                                (5,401)            (22,861)
                                                             ------------------------------------

Net loss before taxes                                               (288,755)           (841,364)

Provision for income taxes                                               800               1,166
                                                             ------------------------------------

Net loss                                                      $     (289,555)     $     (842,530)
                                                             ====================================

Net loss per share-basic and diluted                          $        (0.00)     $        (0.02)
                                                             ====================================

Weighted average number of shares                                 63,038,781          53,860,247


See notes to interim unaudited consolidated financial statements





ACUNETX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THREE MONTHS ENDED MARCH 31,                                          2007                2006
---------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                          $      (289,555)     $      (842,530)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation                                                              5,582                2,152
    Issuance stock and stock equity awards for services                     139,076              193,030
    Provision for bad debt                                                    8,657                1,712
    Impairment of goodwill                                                      362                    -
    Deferred tax expense                                                          -                  366
    Loss on investment accounted for under equity method                          -               17,886
    (Increase) Decrease in:
    Accounts receivable                                                    (199,164)              (1,730)
    Inventory                                                                42,106               11,192
    Prepaid and other assets                                                 53,310              (25,347)
    Increase (Decrease) in:
    Accounts payable and accrued expenses                                   125,288              (59,799)
                                                                   --------------------------------------
Net cash used in operating activities                                      (114,338)            (703,068)
                                                                   --------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Increase in certificate of deposits                                             -               (2,350)
  Purchase of property and equipment                                              -               (2,671)
  Capitalized intellectual property                                            (745)              (6,694)
                                                                   --------------------------------------
Net cash used in investing activities                                          (745)             (11,715)
                                                                   --------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net proceeds from sales of common stock                                        -            1,036,529
  Net proceeds from exercise of warrants                                        -               20,000
  Repayments on notes payable                                                  (112)             (33,397)
                                                                   --------------------------------------
Net cash provided by (used in) financing activities                            (112)           1,023,132
                                                                   --------------------------------------

NET INCREASE (DECREASE) IN CASH                                            (115,195)             308,349

CASH BALANCE AT BEGINNING OF PERIOD                                         202,570              171,340
                                                                   --------------------------------------

CASH BALANCE AT END OF PERIOD                                       $        87,375      $       479,689
                                                                   ======================================

Supplemental Disclosures of Cash Flow Information:
  Taxes Paid                                                        $             -      $             -
  Interest paid                                                     $             -      $        13,416

Schedule of Noncash Investing and Financing Activities:
  Retirement of common stock for an equity-method investment       $        14,007      $             -


See notes to interim unaudited consolidated financial statements

                                                     5

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND GOING CONCERN

NATURE OF BUSINESS

AcuNetx, Inc., a Nevada corporation, (the "Company" or "AcuNetx", formerly known as Eye Dynamics, Inc. or "EDI") combines diagnostic, analytical and therapeutic devices with proprietary software to permit: health providers to diagnose and treat balance disorders and various bone deficiencies; law enforcement officers to evaluate roadside sobriety; and employers in high-risk industries to determine, in real-time, the mental fitness of their employees to perform mission-critical tasks. AcuNetx is headquartered in Torrance, California.

AcuNetx is organized around a dedicated medical division (i) IntelliNetx, a medical division with neurological diagnostic equipment, and two separate subsidiary companies: (ii) OrthoNetx, Inc., a wholly-owned medical subsidiary company with devices that create new bone, and (iii) VisioNetx, Inc., a wholly-owned subsidiary company with products for occupational safety and law enforcement. For all its devices, AcuNetx is integrating an information technology (IT) platform that allows the device to capture data about the physiological condition of a human being. The company's IT platform is designed to gather data and connect the device-related data with users and support persons.

AcuNetx products include the followings: (a) Neurological diagnostic equipment that measures, tracks and records human eye movements, utilizing the company's proprietary technology and computer software, as a method to diagnose problems of the vestibular (balance) system and other balance disorders; (b) Devices designed to test individuals for impaired performance resulting from the influences of alcohol, drugs, illness, stress and other factors that affect eye and pupil performance. These products target the occupational safety and law enforcement markets; (c) Orthopedic and craniomaxillofacial (skull and jaw) surgery products, which generate new bone through the process of distraction osteogenesis; and (d) A proprietary information technology system called SmartDevice-Connect(TM) ("SDC") that establishes product registry to individual patients and tracks device behavior for post-market surveillance, adverse event and outcomes reporting, and creates "smart devices" that gather and transmit physiological data concerning the device and its interaction with the patient.

GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred operating losses totaling $289,555 and $842,530 for the three months ended March 31, 2007 and 2006 respectively. In addition, the Company has a working capital deficit of $571,970 and an accumulated deficit of $11,154,360 as of March 31, 2007. In the near term, the Company expects the operating cash flows will not be sufficient to cover all the old debt and payables although it expects its sales will continue to grow and is able to cover current operating costs and to reduce the working capital deficit.

Management's plans include spinning off the VisioNetx division, raising additional working capital through debt or equity financing, closing the Colorado facility to reduce expenditures, and increasing marketing efforts to increase revenues. Subsequent to the year-end, the Company formed a subsidiary to spin-off the VisioNetx division (see Note 11) and transferred, at cost, certain assets and liabilities related to the impairment detection business. This will enable the Company to focus in efforts on selling its neurological diagnostic products that has historically been its primary business. VisioNetx is seeking funding that will allow it to purchase SafetyScan-I products from the Company and sell them to companies that wish to test for impairment of their employees.

The ability of the Company to continue as a going concern is dependent on its ability to meet its financing requirements and the success of its future operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRESENTATION OF INTERIM INFORMATION: The financial information at March 31, 2007and for the three months ended March 31, 2007 and 2006 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

The results for the three months ended March 31, 2007 may not be indicative of results for the year ending December 31, 2007 or any future periods.

PRINCIPLE OF CONSOLIDATION AND PRESENTATION: The accompanying financial statements include the accounts of AcuNetx, Inc. and its subsidiaries after elimination of all intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation.

USE OF ESTIMATES: The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

OTHER INTANGIBLE ASSETS: Other intangible assets consist primarily of intellectual property and trademarks. The Company capitalizes intellectual property costs as incurred, excluding costs associated with Company personnel, relating to patenting its technology. The majority of capitalized costs represent legal fees related to a patent application. If the Company elects to stop pursuing a particular patent application or determines that a patent application is not likely to be awarded or elects to discontinue payment of required maintenance fees for a particular patent, the Company, at that time, records as expense the capitalized amount of such patent application or patent. Awarded patents will be amortized over the shorter of the economic or legal life of the patent. Trademarks are not amortized, but rather are tested for impairment at least annually. There was no impairment of other intangible assets for the three months ended March 31, 2007 and 2006. The Company had no other intangible assets in 2007.

GOODWILL: Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill amounts are not amortized, but rather are tested for impairment at least annually. An impairment of goodwill of $362 was recorded during the three months ended March 31, 2007. No impairment of goodwill was recorded for three months ended March 31, 2006.

INVESTMENT: The Company held 20% of the issued and outstanding common stock of a privately-held Colorado company. The Company accounts for the investment using the equity method of accounting. Under the equity method, the carrying amount of the investment is increased for its proportionate share of the investee's earnings or decreased for its proportionate share of the investee's losses. The Company monitors the investment for impairment and makes appropriate reductions in carrying value if the Company determines that an impairment charge is required based primarily on the financial condition and near-term prospects of this company.

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

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION: The Company has adopted the fair value recognition provisions of FASB Statement No.123(R), "SHARE-BASED PAYMENT" (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2007 based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). For the three months ended March 31, 2007 and 2006, the Company recognized pre-tax stock option compensation expense of $139,077 and $108,030, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS: In February 2007, the Financial Accounting Standards Board ("FASB') issued Financial Accounting Standards ("FAS") No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS No.159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In June 2006, the FASB issued Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES", ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "ACCOUNTING FOR INCOME TAXES." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial statements.

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

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 - BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

At March 31,                                              2007          2006
--------------------------------------------------------------------------------
Accounts Receivable, net
  Accounts receivable                                 $   300,910   $   118,543
  Other receivable                                              -           185
  Allowance for bad debt                                  (14,002)       (2,611)
--------------------------------------------------------------------------------
    Total                                             $   286,908   $   116,117
================================================================================
Prepaid Expenses and Other Current Assets
  Prepaid insurance                                   $    19,847   $    43,210
  Prepaid rent and deposit                                    278        14,725
  Other prepaid expenses                                   21,875        20,276
--------------------------------------------------------------------------------
    Total                                             $    42,000   $    78,211
================================================================================
Property and equipment, net
  Furniture and Fixtures                              $     9,531   $     9,531
  Equipment                                                40,530        46,333
  Software                                                  5,757         6,285
--------------------------------------------------------------------------------
                                                           55,818        62,149
  Less: accumulated depreciation                          (31,809)      (29,334)
--------------------------------------------------------------------------------
    Total                                             $    24,009   $    32,815
================================================================================
Accrued Liabilities
  Commission payable                                  $    81,821   $         -
  Accrued insurance                                             -        10,015
  Warranty reserve                                          7,649         8,462
  Accrued payroll and related taxes                        60,457        17,666
  Accrued interest                                         13,530             -
  Accrued consulting fees                                  96,391        19,090
  Other                                                   125,952        24,363
--------------------------------------------------------------------------------
    Total                                             $   385,800   $    79,596
================================================================================

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - SALES OF INVESTMENTS

On March 28, 2007, the Company entered into an agreement to exchange the shares of common stock it holds in High Precision Devices, Inc. ("HPD") for all the common stock of the Company held by HPD, which was 483,100 shares. The market value of the shares returned to the Company at closing was $14,007, which was equal to the carrying value. Accordingly, the Company did not recognize any gain or loss on this transaction. The returned shares were retired at March 31, 2007.

NOTE 5 - SETTLEMENT ON NOTES RECEIVABLE

In March 2007, the Company entered into a settlement agreement with a former employee who created indebtedness to the Company of $49,489 in 2001 - 2004 and had agreed to a Note Receivable (Receivable). The employee had been in default on payments on this Receivable, which was fully reserved in 2004. The agreement calls for the former employee to repay the Company $55,000 at a rate of $4,000 per month beginning in March 2007. The former employee has made all scheduled payments to date.

NOTE 6 - BORROWINGS

NOTE PAYABLE TO RELATED PARTY

The Company has an installment note payable to a related party with monthly payments of $14,263, including interest at 13%. The original note amount was $300,000 and matures on December 31, 2007. The Company is currently in arrears for payments.

The Company received a letter dated March 8, 2007 from a creditor of OrthoNetx, Inc., a wholly-owned subsidiary of the Company,declaring the note in default and electing to accelerate the entire unpaid balance and interest.

The creditor asserts that the Note had been assumed by the Company and that grounds for default include failure to pay principal and interest when due and a material adverse change in the financial condition or operations of OrthoNetx, Inc., default under the collateral documents securing the Note and other defaults. The Company maintains that the Note is an obligation of OrthoNetx, Inc.,not of the Company, and is collateralized by certain assets of OrthoNetx.

Under the terms of the Note, the Company had 60 days from the date of the default notice to cure the default. The Company is continuing discussion with the related party to resolve this issue.

As of March 31, 2007 and 2006, the loan balance was $243,731 and $266,603, respectively. The related accrued interest balance was $13,530 at March 31, 2007.

LONG-TERM DEBT


At March 31,                                                        2007          2006
------------------------------------------------------------------------------------------
Installment note payable secured by computer equipment.               1,715             -
Monthly payments total $81, including interest at 18.99%.
The original note amount was $2,062. Matures July 21, 2009.
------------------------------------------------------------------------------------------
                                                                      1,715             -
Less: Current Maturities                                               (578)            -
------------------------------------------------------------------------------------------
      Long-term debt                                             $    1,138    $        -
==========================================================================================

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - INCOME TAXES

The components of the deferred net tax assets are as follows:

For three months ended March 31,                  2007           2006
---------------------------------------------------------------------------
Federal:
   Current                                    $         -     $         -
   Deferred                                             -             377
---------------------------------------------------------------------------
                                                        -             377
---------------------------------------------------------------------------
State:
   Current                                            800             800
   Deferred                                             -             (11)
---------------------------------------------------------------------------
                                                      800             789
---------------------------------------------------------------------------
    Total                                     $       800     $     1,166
===========================================================================

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

NOTE 8 - STOCKHOLDERS' EQUITY

EXERCISE OF WARRANTS

The Company received total proceeds of $20,000 for exercised stock warrants during the first three months of 2006.

NON-EXECUTIVE DIRECTORS' STOCK PLAN

On January 18, 2007 the Board of Directors agreed to provide 500,000 stock options to each of the three nonemployee directors as compensation for 2007 services pursuant to the 2006 Stock Option Plan established on March 27, 2006. The stock options vested immediately and are exercisable at $0.09 per share for a period of five years.

On February 27, 2006 the Board of Directors agreed to provide 300,000 shares of restricted stock to each of the four non-employee directors as compensation for 2006 services pursuant to the 2006 Non-Executive Stock Plan established on January 1, 2006. The shares were valued at $0.18 per share, the closing market price on the effective date of the Plan, and were amortized on a straight-line basis over a twelve month period. For the three months ended March 31, 2006, the Company issued 300,000 shares of common stock and recognized directors' compensation of $54,000. The Plan expired on December 31, 2006.

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - STOCK OPTIONS

On March 27, 2006 the Board of Directors approved and adopted the 2006 Stock Option Plan to provide for the issuance of incentive stock options and/or nonstatutory options to employees and nonstatutory options to consultants and other service providers. Generally, all options granted to employees and consultants expire ten and three years, respectively, from the date of grant. All options have an exercise price equal to or higher than the fair market value of the Company's stock on the date the options were granted.
Options generally vest over three years. The plan reserves 14 million shares of common stock under the Plan and is effective through December 31, 2015.

A summary of the status of stock options issued by the Company as of March 31, 2007 and 2006 is presented in the following table.

                                                             2007                         2006
                                                ------------------------------------------------------------
                                                                  Weighted                       Weighted
                                                     Number       Average          Number       Average
                                                       of         Exercise           of         Exercise
                                                     Shares        Price           Shares        Price
                                                ------------------------------------------------------------
Outstanding at beginning of year                     7,309,102   $     0.21          415,000   $     0.15
Granted                                              1,500,000         0.09        6,765,000         0.21
Expired and Cancelled                               (3,360,001)        0.21                -            -
                                                ---------------               ---------------
Outstanding at end of period                         5,449,101   $     0.20        7,180,000   $     0.20
                                                ===============               ===============

Exercisable at end of period                         4,449,101   $     0.17        1,150,000   $     0.18
                                                ===============               ===============

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes Merton option valuation model. The assumptions are listed in the table below. Expected volatilities are based on the historical volatility of the Company's stock. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

                                                        2007          2006
                                                    --------------------------
Weighted average fair value per option granted       $     0.09   $     0.17
Risk-free interest rate                                    4.75%        4.40%
Expected dividend yield                                    0.00%        0.00%
Expected lives                                             5.00         9.93
Expected volatility                                      120.88%      162.13%

As of March 31, 2007 there was $136,090 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the various plans. That cost is expected to be recognized over a weighted average period of 1.75 years.

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income
(loss) per share:

For three months ended March 31,                2007                2006
------------------------------------------------------------------------------
Numerator:
  Net loss                                 $     (289,555)    $     (842,530)
Denominator:
  Weighted average of common shares            63,038,781         53,860,247

Net loss per share - basic and diluted     $        (0.00)    $        (0.02)

Stock options and warrants to purchase approximately 14,582,436 shares of the Company's common stocks were outstanding, but were not included in the computation of diluted net loss per share for the three months ended March 31, 2007 because the exercise price of the stock options and warrants was greater than the average share price of the common shares, and, therefore, the effect would have been antidilutive.

As the Company incurred a net loss for the three months ended March 31, 2006, the effect of dilutive securities totaling 693,276 equivalent shares were also excluded from the calculation of diluted loss per share because their effect was antidilutive.

NOTE 11 - FORMATION OF NEW SUBSIDIARY

The Company formed a new subsidiary, VisioNetx, Inc. ("VisioNetx"), and transferred certain intangible assets and liabilities related to the Company's impairment detection devices. The carrying value of the assets (totaling $30,160 at December 31, 2006) and the liabilities assumed (at date of transfer totaling $198,572) were transferred at cost in accordance with SFAS 141. The Company's Chief Executive Officer (CEO) and President resigned from AcuNetx and assumed the role of CEO and President of VisioNetx. In addition, another officer resigned from the Company and assumed the role as Chief Operating Officer of the subsidiary.

NOTE 12 - MAJOR CUSTOMERS AND CREDIT CONCENTRATION

An independent sales representative accounted for $818,535, or 69.2%, of IntelliNetx revenues for the three months ended March 31, 2007. During the three months ended March 31, 2006, this sales representative accounted for revenues of $199,250, or 70.3%, of IntelliNetx revenues.

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

In 2006, the Company changed the structure of its internal organization to develop three market-oriented operating divisions: (i) IntelliNetx division, (ii) OrthoNetx division, and (iii) VisioNetx division. The IntelliNetx division markets patented medical devices that assist in the diagnosis of dizziness and vertigo, and rehabilitate those in danger of falling as a result of balance disorders The OrthoNetx division markets patented medical devices that mechanically induce new bone formation in patients with skeletal deformities o the face, skull, jaws, extremities and dentition. The VisioNetx division markets patented products that track and analyze human eye movements. The Company also has other subsidiaries that do not meet the quantitative thresholds of a reportable segment.

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13 - SEGMENT INFORMATION (CONTINUED)

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

Summarized financial information of the Company's results by operating segment is as follows:

                                                For Three Months ended
                                                       March 31,
                                                 2007            2006
-----------------------------------------  --------------------------------
IntelliNetx Division:
  Net revenue to external customers         $    1,119,546  $      283,575
  Cost of revenue                                  226,585         120,813
                                           --------------------------------
  Margin                                    $      892,961  $      162,762

OrthoNetx Division:
  Net revenue to external customers         $            -  $            -
  Cost of revenue                                        -               -
                                           --------------------------------
  Margin                                    $            -  $            -

VisioNetx Division:
  Net revenue to external customers         $        4,400  $            -
  Cost of revenue                                    1,869               -
                                           --------------------------------
  Margin                                    $        2,531  $            -

Total Net Revenue to External Customers     $    1,123,946  $      283,575
Total Cost of Revenue                              228,454         120,813
                                           --------------------------------
Total Margin                                $      895,492  $      162,762
                                           ================================

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

                                                          For Three Months ended
                                                                 March 31,
                                                           2007            2006
---------------------------------------------------  -------------------------------
Total margin for reportable segments                  $     895,492   $     162,762
Corporate and general and administrative expenses        (1,039,407)       (827,679)
Stock option expenses                                      (139,077)       (108,030)
Research and development                                          -         (45,556)
Impairment of goodwill                                         (362)              -
Interest and Other Expense                                   (9,662)        (10,802)
Loss on equity-method investments                                 -         (17,886)
Interest and Other Income                                     4,261           5,827
                                                     -------------------------------
  Net loss before income taxes                        $    (288,755)  $    (841,364)
                                                     ===============================

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 14 - COMMITMENT

The Company has an agreement with a special instrument dealer providing that the Company will issue restricted common stock to the distributor and dealer as a sale incentive if certain conditions are reached pursuant to the agreements. As of March 31, 2007, none of these conditions have been satisfied and the Company has issued no shares.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of March 31, 2007.

In general, the Company offers a one-year warranty for most of the products it sells. To date, the Company has not incurred any material costs associated with these warranties. The Company provides reserves for the estimated costs of product warranties based on its historical experience of known product failure rates, use of materials to repair or replace defective products and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise with specific products. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

The following table presents the changes in the Company's warranty reserve during the first three months of 2007 and 2006:

For three months ended March 31,            2007             2006
--------------------------------       ---------------  ---------------
Beginning balance                       $       7,200    $       8,462
Provision for warranty                          2,249                -
Utilization of reserve                         (1,800)          (1,262)
                                       ---------------  ---------------
Ending balance                          $       7,649    $       7,200
                                       ===============  ===============

NOTE 16 - DEPARTURE AND ELECTION OF NEW CHIEF EXECUTIVE OFFICER

As part of a corporate restructuring, on January 8, 2007 the company's Chief Executive Officer, Terry Knapp, resigned and Ronald Waldorf, the company's Interim Chief Financial Officer was elected to serve as the Company's Chief Executive Officer.

NOTE 17 - SUBSEQUENT EVENT

Subsequent to March 31, 2007, the Company repurchased and retired 598,978 shares of its Common Stock. The shares were purchased from a single shareholder in a privately negotiated transaction.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BUSINESS OVERVIEW

AcuNetx is organized around a dedicated medical division and two separate subsidiary companies: (i) IntelliNetx, a medical division with neurological diagnostic equipment, (ii) OrthoNetx, Inc., a wholly-owned medical subsidiary company with devices that create new bone, and (iii) VisioNetx, Inc., an AcuNetx-controlled subsidiary company, formed subsequent to December 31, 2006, with products for occupational safety and law enforcement. For all its devices, AcuNetx is integrating an information technology (IT) platform that allows the device to capture data about the physiological condition of a human being. The company's IT platform is designed to gather data and connect the device-related data with users and support persons. The Company's products include the following:

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

The first quarter of 2007 represents the combined results of AcuNetx, Inc. and its subsidiaries, OrthoNetx Inc. and VisioNetx Inc. compared with the first quarter of 2006, which included the combined results of AcuNetx, Inc. and its subsidiary, OrthoNetx Inc. VisioNetx was then a division of AcuNetx.

One significant aspect in the comparison is a shift in revenue recognition. In the first quarter of 2006, AcuNetx products were purchased by a national distributor and revenues were credited at the previously agreed upon wholesale price. Since May of 2006, under a revised contract, shipments and title to the equipment moves directly from AcuNetx to the end customers, and AcuNetx recognizes the revenue at the retail price. This change results in higher revenues for the same unit volume of sales, along with higher gross profits, as costs do not change. An offsetting increase in selling expenses occurred as the distributor is paid commissions from retail proceeds.

Revenues during the first quarter of 2007 were $1,123,946, compared to $283,575 for the corresponding period in 2006. System unit shipments increased to 32 units in the first quarter from 23 units in the prior year. The revenue increase was also driven primarily by the systems being booked at the retail level as described above. Gross profit, as a percentage of sales increased 22.3%. Total operating expenses increased by $197,581 from $981,265 in the first quarter of 2006 to $1,178,846 in the first quarter of 2007. Increased selling, general and administrative expenses resulted in a loss of $289,555 ($0.005 per share) for the current period, compared to a loss of $842,530 ($0.01 per share) for the same period in the previous year.

The Company focused on two major issues during the first quarter of 2007, closing of the Superior, Colorado office and transitioning all of the corporate administrative and financial activities to the Torrance, California facility. Both of these tasks were completed which will result in further G&A savings in addition to a reduction of senior management positions. The company's financial resources were directed to bolster the marketing and sales activities of its revenue producing IntelliNetx division. To that end, the company exhibited its IntelliNetx product line at the American Academy of Audiology and continued to add manufacturer's representatives as commission-based sellers. It obtained approval from Health Canada to market its products in that county and has begun to ship product to customers. Other global opportunities are being evaluated for distribution, as are value-added products and services to supplement the IntelliNetx product line.

In regards to the subsidiary, VisioNetx, Inc., demo units have been placed in beta sites located in Mexico and Germany as part of the on-going program of its impairment screening product introduction. VisioNetx has also seen a growing interest in its HawkEye law enforcement data capture system, with several municipalities having purchased and many more putting forth grants to local, state and governmental agencies for funding.

In regard to the wholly-owned subsidiary, OrthoNetx, Inc., the company continues its discussions with interested parties to secure either a distribution partner or other business relationship.

The Company is distributing VNG products under the IntelliNetx brand through a number of new channels, including Special Instrument Dealers. These sales should result in an improvement to the bottom line as the company has negotiated a more favorable commission structure with these channels. The company is working with all of its marketing channels to formulate a consistent message to highlight its product and company strengths.

Standard selling, general and administrative expenses for AcuNetx, OrthoNetx and VisioNetx increased primarily due to increased commission expenses from retail proceeds. The shift to recognizing revenue at the retail level for AcuNetx products mentioned earlier has resulted in increased selling expenses which offset the higher gross profit for units sold through a sales representative and will return higher contributions to net income for units sold through other new channels. This change was in effect for the entire first quarter of 2007.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of March 31, 2007 of $87,375 will not allow for payment of all outstanding invoices until additional financing is completed The Company has a loan from the founder of OrthoNetx, which is five months in arrears on interest as of March 31, and ten months behind on principal payments. A demand and notice of default has been served on the Company, and the Company is discussing various forward-looking solutions regarding the default notice. Management believes it will be able to renegotiate the terms and conditions of payment that benefit both the Company and the note holder.

The Company recognizes that the current liquidity situation raises the question of being able to continue as a going concern. It is addressing this issue in two ways:

First, VisioNetx, Inc. is seeking additional funding in the second quarter as described below, which will allow the continuation of operations through the full implementation of the SafetyScan product. Second, the Company intends to restructure expense and overhead parameters in a manner that will allow the it to continue to manufacture and sell its current product lines while paying current liabilities over time.

Inventory on March 31, 2007 was $209,330, compared to $346,607 on March 31, 2006. Purchasing for all VNG products has been adjusted to a level consistent with current sales volumes. OrthoNetx bone distraction product inventories, both the GenerOs CF and GenerOs SB, continue to be reduced through sales, but still offset the management improvements in VNG inventory levels.Accounts receivable as of March 31, 2007 were $286,908.

Accounts payable as of March 31 were $567,474, compared to $225,309 as of March 31, 2006. The change is primarily due to significant increases in 2006 in selling, general and administrative expense and an extending of payments due to liquidity issues, both discussed above. OrthoNetx had previously acquired a private firm, and has been carrying accounts payable at full value until a settlement is resolved.

Sales prospects for the balance of 2007 are on target to exceed last year's amount, both in units sold and dollar volume, as we supplement all distribution channels, domestically and internationally for the IntelliNetx medical products. With Health Canada approval as well as a focus on federal government opportunities, management confidence in its revenue projections increases. As our wholly-owned subsidiary, VisioNetx, Inc., requires HawkEye and worker impairment screening products, AcuNetx, as the manufacturer, will see increasing revenues from these activities. The company began exploring the possible sale of the OrthoNetx division and its products for bone distraction as a method to raise additional funds. To date, no substantial interest has been shown, but exploratory talks with other candidates will continue. AcuNetx is seeking to raise a minimal amount of additional capital (approximately $250,000) to support its IntelliNetx marketing and sales efforts as well as to decrease pressure on its cash flow for forward-looking obligations. An active fund raising effort is also in place to secure funding for its wholly-owned subsidiary, VisioNetx, Inc.
ITEM 3. CONTROLS AND PROCEDURES.

      At the end of the period covered by this Form 10-QSB, the Company's management, including its Chief Executive and Acting Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Chief Executive and Acting Chief Financial Officer determined that such controls and procedures are effective to ensure that information relating to the Company required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      The Company is in default under a loan from the founder of OrthoNetx, who is also a former director. The balance due, including principal and interest, was approximately $257,261 as of March 31, 2007. A demand and notice of default has been served on the Company, and the Company is negotiating with the note holder for a restructuring of the note.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.  OTHER INFORMATION

      None

ITEM 6.  EXHIBITS

      31.1 Certification of the Company's Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

      31.2 Certification of the Company's Acting Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

      32.1 Certification of the Company's Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

      32.2 Certification of the Company's Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350


                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2007
                                  By: /s/ Ronald A. Waldorf
                                      ---------------------
                                      Ronald A. Waldorf, Chief Executive Officer