Form 10QSB
period 2007-06-30
AcuNetx, Inc.
filed 2007-08-14
CIK 1097575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2007

                           COMMISSION FILE NO. 0-27857

                                  ACUNETX, INC.
                                  -------------
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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                             -----------------------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                             -----------------------

As of June 30, 2007, the issuer had 62,716,714 shares of common stock outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) [ ] YES [X] NO.

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


                           PART I. FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

ACUNETX, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)
JUNE 30, 2007
---------------------------------------------------------------------------------

                                      ASSETS

Current Assets
  Cash                                                               $     66,681
  Accounts receivable, net                                                120,476
  Inventory                                                               214,326
  Prepaid expenses and other current assets                               118,912
                                                                     ------------
    Total Current Assets                                                  520,395

Property and equipment, net
                                                                           22,028

Other intangible assets                                                   140,506
Deferred tax assets                                                       220,635
Other assets
                                                                            1,772

TOTAL ASSETS                                                         $    905,335
                                                                     ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Accounts payable                                                   $    505,988
  Accrued liabilities                                                     472,700
  Current portion of long-term debt
                                                                           38,466
    Total Current Liabilities                                           1,017,154

Long-Term Debt                                                            228,301
                                                                     ------------

Total Liabilities                                                       1,245,455
                                                                     ------------

Stockholders' Deficit
  Common stock, $0.001 par value; 100,000,000 shares authorized;
    62,492,879 shares issued and outstanding
                                                                           62,493
  Common stock to be issued
                                                                            5,000
  Paid-in capital                                                      10,939,288
  Accumulated deficit                                                 (11,346,901)
                                                                     ------------
    Total Stockholders' Deficit                                          (340,120)
                                                                     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $    905,335
                                                                     ============


See notes to interim unaudited consolidated financial statements.



ACUNETX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                           FOR THREE MONTHS                     FOR SIX MONTHS
                                                            ENDED JUNE 30,                      ENDED JUNE 30,
                                                   ..............................      ..............................
                                                        2007               2006             2007              2006
---------------------------------------------------------------------------------------------------------------------

Sales - Products                                   $    678,474      $    371,730      $  1,802,420      $    655,305

Cost of sales - products                                128,280           148,675           356,734           269,488
                                                   ------------      ------------      ------------      ------------

Gross profit                                            550,194           223,055         1,445,686           385,817
                                                   ------------      ------------      ------------      ------------

Operating Expenses:
  Selling, general and administrative expenses          717,952         1,141,583         1,757,359         1,969,262
  Stock option expense                                   19,441           136,846           158,518           244,876
  Impairment of goodwill                                     --                --               362                --
  Research and development                                   --           146,022                --           191,578
                                                   ------------      ------------      ------------      ------------
Total Operating Expenses                                737,393         1,424,451         1,916,239         2,405,716
                                                   ------------      ------------      ------------      ------------

Operating loss                                         (187,199)       (1,201,396)         (470,553)       (2,019,899)
                                                   ------------      ------------      ------------      ------------

Other income(expenses)
  Interest and other income                               8,002            11,021            12,263            16,848
  Loss on equity-method investments
                                                             --           (10,804)               --           (28,690)
  Interest and other expenses                           (13,344)           (8,445)          (23,006)          (19,247)
                                                   ------------      ------------      ------------      ------------

    Total other income (expenses)                        (5,342)           (8,228)          (10,743)          (31,089)
                                                   ------------      ------------      ------------      ------------

Net loss before income taxes                           (192,541)       (1,209,624)         (481,296)       (2,050,988)

Provision for income taxes                                   --                --               800             1,166
                                                   ------------      ------------      ------------      ------------

Net loss                                           $   (192,541)     $ (1,209,624)     $   (482,096)     $ (2,052,154)
                                                   ============      ============      ============      ============

Net Loss per share-Basic and Diluted               $      (0.00)     $      (0.02)     $      (0.01)     $      (0.04)
                                                   ============      ============      ============      ============

Weighted average number of common shares             62,448,443        56,918,605        62,743,612        55,389,426


See notes to interim unaudited consolidated financial statements



ACUNETX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR SIX MONTHS ENDED JUNE 30,                                        2007             2006
----------------------------------------------------------------------------------------------

CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                       $  (482,096)     $(2,052,154)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation                                                       7,564            6,297
    Issuance of stocks and stock equity awards for services          158,518          577,178
    Provision for bad debt                                            14,707            6,512
    Impairment of goodwill                                               362               --
    Gain on recovery from loan loss                                  (12,000)              --
    Deferred income tax                                                   --              366
    Loss on investment accounted for under equity method                  --           28,690
    (Increase) Decrease in:
     Accounts Receivable                                             (38,782)         (14,821)
     Inventory                                                        37,110          (18,900)
     Prepaid and Others                                              (23,602)         (40,318)
    Increase (Decrease) in:
     Accounts Payable and Accrued Liabilities                        172,153          162,562
                                                                 -----------      -----------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                         (166,066)      (1,344,588)
                                                                 -----------      -----------

CASH FLOW FROM INVESTING ACTIVITIES:
  Closing of Certificate of Deposits                                      --          305,274
  Capitalize of patent costs                                          (4,319)         (20,945)
  Capitalize of trademark                                                 --           (6,567)
  Purchase of Equipment                                                   --           (5,283)
  Repayment from Notes Receivable                                     12,000               --
                                                                 -----------      -----------
NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES                        7,681          272,479
                                                                 -----------      -----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net proceeds from sale of common stocks                             30,000        1,036,529
  Repurchase of common stocks                                         (7,262)              --
  Net proceeds from exercising of stock warrants                          --           20,000
  Repayments on notes payable                                           (242)         (56,269)
                                                                 -----------      -----------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                       22,496        1,000,260
                                                                 -----------      -----------

NET DECREASE IN CASH                                                (135,889)         (71,849)

CASH BALANCE AT BEGINNING OF PERIOD                                  202,570          171,340
                                                                 -----------      -----------

CASH BALANCE AT END OF PERIOD                                    $    66,681      $    99,491
                                                                 ===========      ===========

Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                                  $       236      $    19,069
  Taxes Paid                                                     $       800      $       800

Schedule of noncash investing and financing activities:
 Retirement of common stocks for an equity-method investment     $    14,007      $        --
 Conversion of accrued interest into debt principal              $    21,451      $        --
 Issuance of common stocks for merger adjustment                 $        --      $       362


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

GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred operating losses totaling $482,096 and $2,052,154 for the six months ended June 30, 2007 and 2006 respectively. In addition, the Company has a working capital deficit of $496,759 and an accumulated deficit of $11,346,901 as of June 30, 2007. In the near term, the Company expects the operating cash flows will not be sufficient to cover all the old debt and payables although it expects its sales will continue to grow and is able to cover current operating costs and to reduce the working capital deficit.

ACUNETX, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND GOING CONCERN (CONTINUED)

Management's plans to spin off VisioNetx, Inc., to begin a process raising additional working capital through equity financing, to fully close the Colorado facility in order to reduce expenditures and to increase the IntelliNetx division's marketing efforts to increase revenues have all been accomplished during the second quarter. These efforts now enable the Company to focus in efforts on selling its neurological diagnostic products that has historically been its primary business. VisioNetx, Inc. has recruited senior management and is seeking funding that will allow it to move forward with its marketing and sales plans to companies that wish to screen for impairment of their employees.

The ability of the Company to continue as a going concern is dependent on its ability to meet its financing requirements and the success of its future operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRESENTATION OF INTERIM INFORMATION: The financial information at June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

The results for the three and six months ended June 30, 2007 may not be indicative of results for the year ending December 31, 2007 or any future periods.

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

OTHER INTANGIBLE ASSETS: Other intangible assets consist primarily of intellectual property and trademarks. The Company capitalizes intellectual property costs as incurred, excluding costs associated with Company personnel, relating to patenting its technology. The majority of capitalized costs represent legal fees related to a patent application. If the Company elects to stop pursuing a particular patent application or determines that a patent application is not likely to be awarded or elects to discontinue payment of required maintenance fees for a particular patent, the Company, at that time, records as expense the capitalized amount of such patent application or patent. Awarded patents will be amortized over the shorter of the economic or legal life of the patent. Trademarks are not amortized, but rather are tested for impairment at least annually. There was no impairment of other intangible assets for the six months ended June 30, 2007 and 2006. The Company had no other intangible assets in 2007.

ACUNETX, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL: Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill amounts are not amortized, but rather are tested for impairment at least annually. An impairment of goodwill of $362 was recorded during the six months ended June 30, 2007. No impairment of goodwill was recorded for six months ended June 30, 2006.

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

STOCK-BASED COMPENSATION: The Company has adopted the fair value recognition provisions of FASB Statement No.123(R), "SHARE-BASED PAYMENT" (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2007 based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). For the six months ended June 30, 2007 and 2006, the Company recognized pre-tax stock option compensation expense of $158,518 and $244,876, respectively.

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

ACUNETX, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1 ("FSP 48-1"), DEFINITION OF SETTLEMENT IN FASB INTERPRETATION NO. 48. FSP 48-1 amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP 48-1 required application upon the initial adoption of FIN 48. The adoption of FSP 48-1 did not affect the Company's condensed consolidated financial statements.

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

ACUNETX, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------

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

NOTE 3 - BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:


ACCOUNTS RECEIVABLE, NET
------------------------
Accounts Receivable                           $ 136,128      $      --      $   4,400     $ 140,528
Allowance for Bad Debt                          (20,052)            --             --       (20,052)
                                              ---------      ---------      ---------     ---------
  Total Accounts Receivable, Net              $ 116,076      $      --      $   4,400     $ 120,476
                                              =========      =========      =========     =========

PREPAID EXPENSES AND OTHER CURRENT ASSETS
-----------------------------------------
Prepaid Insurance                             $  18,353      $   4,035      $      --     $  22,388
Prepaid rent and deposit                          2,464             --             --         2,464
Employee advance                                  2,000             --             --         2,000
Other Prepaid Expenses                           91,979             --             81        92,060
                                              ---------      ---------      ---------     ---------
  Total Prepaids and Others                   $ 114,796      $   4,035      $      81     $ 118,912
                                              =========      =========      =========     =========

PROPERTY AND EQUIPMENT, NET
---------------------------
Furniture and Fixtures                        $   1,113      $   8,418      $      --     $   9,531
Equipment                                        16,037         24,493             --        40,530
Software                                             --          5,757             --         5,757
                                              ---------      ---------      ---------     ---------
                                                 17,150         38,668             --        55,818
Accumulated Depreciation                        (14,750)       (19,040)            --       (33,790)
                                              ---------      ---------      ---------     ---------
  Total Property and Equipment, Net           $   2,400      $  19,628      $      --     $  22,028
                                              =========      =========      =========     =========

ACCRUED LIABILITIES
-------------------
Commission payable                            $  21,917      $      --      $      --     $  21,917
Warranty reserve                                  8,988             --             --         8,988
Accrued payroll and related taxes                20,488         11,662         41,046        73,196
Accrued consulting fees                         145,750             --             --       145,750
Accrued vacation                                 18,578             --             --        18,578
Other accrued liabilities                       182,682          3,574         18,015       204,271
                                              ---------      ---------      ---------     ---------
  Total Accrued Liabilities                   $ 398,403      $  15,236      $  59,061     $ 472,700
                                              =========      =========      =========     =========

ACUNETX, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------

NOTE 4 - SALES OF INVESTMENTS

On March 28, 2007, the Company entered into an agreement to exchange the shares of common stock it holds in High Precision Devices, Inc. ("HPD") for all the common stock of the Company held by HPD, which were 483,100 shares. The market value of the shares returned to the Company at closing was $14,007, which was equal to the carrying value. Accordingly, the Company did not recognize any gain or loss on this transaction. The returned shares were retired at March 31, 2007.

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



The Company received a letter dated March 8, 2007 from the creditor. The letter declares that the note is in default and that the creditor has elected to accelerate the entire unpaid balance and interest.

On June 30, 2007, the Company entered into an Agreement for Extension and Amendment of Note ("Agreement") with the related party. Under the Agreement, the Company's subsidiary, OrthoNetx, Inc. executed an Amended and Extended Promissory Note in favor of the related party, in the principal amount of $268,551.25. The new note replaces a promissory note issued by OrthoNetx, Inc. on January 30, 2005 in the original amount of $300,000. The new note bears interest at 13% per annum, and provides for payments of interest only commencing August 1, 2007 until February 1, 2008, at which time payments of principal and interest will commence based on a 36-month amortization. All principal and interest is due on August 1, 2009.

Under the Agreement, the Company entered into a Commercial Guaranty under which it guaranteed payment of the note. Also, the related party entered into a termination of guaranty to release the former CEO from his guaranty of the original note.

In accordance with SFAS 15, "ACCOUNTING BY DEBTORS AND CREDITORS FOR TROUBLED DEBT RESTRUCTURING," the carrying amount of the old debt was not changed as it did not exceed the future cash payments specified by the new debt terms. The difference will be amortized over the life of the new debt using the effective interest method.

ACUNETX, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------

NOTE 6 - BORROWINGS (CONTINUED) Debt Carrying Value as of June 30, 2007:

  Original carrying amount of old debt               $ 243,731
  Accrued and unpaid interest balance                   21,451
                                                     ---------
Carrying value of debt                                            $ 265,182

Future Cash Flows:
  New debt principal                                 $ 268,551
  Interest to be paid on new principal amount           60,630
                                                     ---------
     Total future cash payments required                            329,181
                                                                  ---------

Future cash payments over carrying value of debt                  $ (63,999)
                                                                  =========


LONG-TERM DEBT
At June 30,                                                             2007
--------------------------------------------------------------------------------
Installment note payable secured by computer equipment.
Monthly payments total $81, including interest at 18.99%.
The original note amount was $2,062. Matures July 21, 2009.               1,585

Reconstructed note payable to related party. Monthly interest payment only at 13% through January 31, 2008. Effective
February 1, 2008, principal and interest payment based on a
36-month amortization. Matures August 1, 2009.                          265,182

--------------------------------------------------------------------------------
                                                                        266,767
Less: Current Maturities                                                (38,466)
--------------------------------------------------------------------------------
        Long-term debt                                              $   228,301
--------------------------------------------------------------------------------

ACUNETX, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------

NOTE 7 - INCOME TAXES

The components of the deferred net tax assets are as follows:

                           For Three Months ended         For Six Months ended
                                  June 30,                      June 30,
                             2007          2006            2007          2006
--------------------------------------------------------------------------------
Federal:
   Current                 $    --        $    --        $    --        $    --
   Deferred                     --             --             --            377
--------------------------------------------------------------------------------
                                --             --             --            377
--------------------------------------------------------------------------------
State:
   Current                      --             --            800            800
   Deferred                     --             --             --            (11)
--------------------------------------------------------------------------------
                                --             --            800            789
--------------------------------------------------------------------------------
    Total                  $ 0,000        $ 0,000        $   800        $ 1,166
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

NOTE 8 - STOCKHOLDERS' EQUITY

COMMON STOCK RETIREMENT

On April 17, 2007, the Company repurchased and retired 580,978 shares of its common Stock. The shares were purchased from a single shareholder in a privately negotiated transaction at $0.0125 per share for a total repurchase price of $7,262.

PRIVATE OFFERING

In May 2007, the Company conducted a private offering to sell up to $200,000 of its equity units, which consist of one share of the Company's common stock and one warrant to purchase an additional share of common stock. Each unit is offered for the sum of $0.07. The exercise price for the warrant included in the unit is $0.10 and expires two years from the date of purchase. As of June 30, 2007, the Company had raised $30,000 from the offering and sold 428,571 units. Subsequent to June 30, 2007, the Company raised another $25,000 in this offering

ACUNETX, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------

NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)

EXERCISE OF WARRANTS

The Company received total proceeds of $20,000 for stock warrants exercised during the first six months of 2006.

NON-EXECUTIVE DIRECTORS' STOCK PLAN

On January 18, 2007 the Board of Directors agreed to provide 500,000 stock options to each of the three nonemployee directors as compensation for 2007 services pursuant to the 2006 Stock Option Plan established on March 27, 2006. The stock options vested immediately and are exercisable at $0.09 per share for a period of five years. For the three and six months ended June 30, 2007, the Company recognized directors' compensation of $113,884 and $0, respectively.

On February 27, 2006 the Board of Directors agreed to provide 300,000 shares of restricted stock to each of the four non-employee directors as compensation for 2006 services pursuant to the 2006 Non-Executive Stock Plan established on January 1, 2006. The shares were valued at $0.18 per share, the closing market price on the effective date of the Plan, and were amortized on a straight-line basis over a twelve month period. For the three and six months ended June 30, 2006, the Company recognized directors' compensation of $28,500 and $103,500, respectively.

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

A summary of the status of stock options issued by the Company as of June 30, 2007 and 2006 is presented in the following table.

                                               2007                        2006
                                     -----------------------------------------------------
                                                     Weighted                    Weighted
                                       Number        Average         Number      Average
                                         of          Exercise          of        Exercise
                                       Shares         Price          Shares       Price
                                     ----------------------------------------------------

Outstanding at beginning of year      7,309,102      $   0.21        415,000     $   0.15
Granted                               1,500,000          0.09      6,894,102         0.21
Exercised/Expired/Cancelled          (3,360,001)         0.21             --           --
                                     ----------                   ----------
Outstanding at end of period          5,449,101      $   0.20      7,309,102     $   0.21
                                     ==========                   ==========

Exercisable at end of period          4,449,101      $   0.17      1,301,602     $   0.19
                                     ==========                   ==========

ACUNETX, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------

NOTE 9 - STOCK OPTIONS (CONTINUED)

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
                                                        2007            2006
                                                     ---------------------------
Weighted average fair value per option granted       $    0.09       $    0.17
Risk-free interest rate                                   4.75%           4.41%
Expected dividend yield                                   0.00%           0.00%
Expected lives                                             5.00            9.80
Expected volatility                                      120.88%         155.69%

As of June 30, 2007 there was $116,648 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the various plans. That cost is expected to be recognized over a weighted average period of 1.5 years.

NOTE 10 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                                 Three Months ended June 30,          Six Months ended June 30,
                                                    2007            2006               2007             2006
                                               ------------------------------      ------------------------------
Numerator:
  Net loss                                     $   (192,541)     $ (1,209,624)     $   (482,096)     $ (2,052,154)
                                               ------------      ------------      ------------      ------------
Denominator:
  Weighted average number of common shares       62,448,443        56,918,605        62,743,612        55,389,426
                                               ------------      ------------      ------------      ------------

Net loss per share-basic and diluted           $      (0.00)     $      (0.02)     $      (0.01)     $      (0.04)
                                               ============      ============      ============      ============

Stock options and warrants to purchase approximately 14,582,436 shares of the Company's common stocks were outstanding, but were not included in the computation of diluted net loss per share for the three and six months ended June 30, 2007 because the exercise price of the stock options and warrants was greater than the average share price of the common shares, and, therefore, the effect would have been antidilutive.

As the Company incurred net loss for the three and six months ended June 30, 2006, the effect of dilutive securities totaling 693,537 and 693,407 equivalent shares, respectively, have been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

ACUNETX, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------

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

NOTE 12 - MAJOR CUSTOMERS AND CREDIT CONCENTRATION

During the three months ended June 30, 2007, one sales representative accounted for $362,762, or 54.2%, of revenues. During the six months ended June 30, 2006, this sales representative accounted for $1,181,297, or 65.5%, of revenues.

During the three and six months ended June 30, 2006, the national distributor accounted for $246,302 and $445,552, or 67.8% and 68.9% of total revenues, respectively.

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

ACUNETX, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------

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

Summarized financial information of the Company's results by operating segment is as follows:

                                              For Three Months ended        For Six Months ended
                                                     June 30,                     June 30,
                                               2007           2006           2007           2006
                                            ----------     ----------     ----------     ----------

IntelliNetx Division:
  Net revenue to external customers         $  669,519     $  363,130     $1,789,065     $  646,705
  Cost of revenue                              127,122        144,972        353,707        265,785
                                            ----------     ----------     ----------     ----------
  Margin                                    $  542,397     $  218,158     $1,435,358     $  380,920

OrthoNetx Division:
  Net revenue to external customers         $       --     $    8,600     $       --     $    8,600
  Cost of revenue
                                                    --          3,703             --          3,703
                                            ----------     ----------     ----------     ----------
  Margin                                    $       --     $    4,897     $       --     $    4,897

OrthoNetx Division:
  Net revenue to external customers         $    8,955     $       --     $   13,355     $       --
  Cost of revenue                                1,158             --          3,027             --
                                            ----------     ----------     ----------     ----------
  Margin                                    $    7,797     $       --     $   10,328     $       --

Total Net Revenue to External Customers     $  678,474     $  371,730     $1,802,420     $  655,305
Total Cost of Revenue                          128,280        148,675        356,734        269,488
                                            ----------     ----------     ----------     ----------
Total Margin                                $  550,194     $  223,055     $1,445,686     $  385,817
                                            ==========     ==========     ==========     ==========

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

ACUNETX, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------

NOTE 13 - SEGMENT INFORMATION (CONTINUED)

                                                         For Three Months ended            For Six Months ended
                                                                June 30,                         June 30,
                                                         2007             2006             2007             2006
                                                      -----------      -----------      -----------      -----------

Total margin for reportable segments                  $   550,194      $   223,055      $ 1,445,686      $   385,817
                                                      ===========      ===========      ===========      ===========
Corporate and general and administrative expenses        (717,952)      (1,141,583)      (1,757,359)      (1,969,262)
Stock option expenses                                     (19,441)        (136,846)        (158,518)        (244,876)
Impairment of goodwill                                         --               --             (362)              --
Research and development                                       --         (146,022)              --         (191,578)
Interest and Other Expense                                (13,344)          (8,445)         (23,006)         (19,247)
Loss on equity-method investments                              --          (10,804)              --          (28,690)
Interest and Other Income                                   8,002           11,021           12,263           16,848
                                                      -----------      -----------      -----------      -----------
  Net loss before income taxes                        $  (192,541)     $(1,209,624)     $  (481,296)     $(2,050,988)
                                                      ===========      ===========      ===========      ===========

NOTE 16 - GUARANTEES AND PRODUCT WARRANTIES

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of June 30, 2007.

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

ACUNETX, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------

NOTE 16 - GUARANTEES AND PRODUCT WARRANTIES (CONTINUED)

The following table presents the changes in the Company's warranty reserve during the first three months of 2007 and 2006:

                                                        2007             2006
                                                       -------          -------

Balance as of beginning of period                      $ 7,200          $ 8,462
Provision for warranty                                   3,588            1,051
Utilization of reserve                                  (1,800)          (1,051)
                                                       -------          -------
Balance as of end of period                            $ 8,988          $ 8,462
                                                       =======          =======

NOTE 17 - DEPARTURE AND ELECTION OF NEW CHIEF EXECUTIVE OFFICER

As part of a corporate restructuring, on January 8, 2007 the company's Chief Executive Officer, Terry Knapp, resigned and Ronald Waldorf, the company's Interim Chief Financial Officer, was elected to serve as the Company's Chief Executive Officer. On August 1, 2007, the former CEO resigned from the Board of Directors of the Company.

NOTE 18 - SUBSEQUENT EVENT

In October 2006 investors were given the right to convert their investment terms to the terms of the first "New Financing" if the first new financing was for better terms than those in October of 2006. On July 12, 2007, in the first new financing subsequent to October 2006, investments were issued at $0.07 per share with warrants convertible into common stock at $0.10 per share. As a result, the Company is obligated to issue an additional 2,164,286 to these investors and restate their warrants exercisable price from $0.20 per share to $0.10 per share.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

The first two quarters of 2007 represent the combined results of AcuNetx, Inc. and its subsidiaries, OrthoNetx Inc. and VisioNetx Inc. compared with the first two quarters of 2006, which included the combined results of AcuNetx, Inc. and its subsidiary, OrthoNetx Inc. VisioNetx was a division of AcuNetx for the first half of 2006.

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

Revenues during the first half of 2007 were $ 1,802,420, compared to $655,305 for the corresponding period in 2006. System unit shipments increased to 49 units in the first half from 32 units in the first half of the prior year. The revenue increase was also driven primarily by the systems being booked at the retail level as described above. Gross profit, as a percentage of sales increased 21.3%. Total operating expenses decreased by $489,477 from $2,405,716 in the first half of 2006 to $1,916,239 in the first half of 2007. Decreased selling, general and administrative expenses resulted in a loss of $482,096 ($0.008 per share) for the current period, compared to a loss of $2,052,154 ($0.037 per share) for the same period in the previous year.

Standard selling, general and administrative expenses for AcuNetx, OrthoNetx and VisioNetx increased primarily due to increased commission expenses from retail proceeds. The shift to recognizing revenue at the retail level for AcuNetx products mentioned earlier has resulted in increased selling expenses which offset the higher gross profit for units sold through a sales representative and will return higher contributions to net income for units sold through other new channels. This change was in effect for the entire half quarter of 2007.

The Company focused on two major issues during the first half of 2007, closing of the Superior, Colorado office and transitioning all of the corporate administrative and financial activities to the Torrance, California facility. Both of these tasks were completed which will result in further G&A savings in addition to a reduction of senior management positions. The company's financial resources were directed to bolster the marketing and sales activities of its revenue producing IntelliNetx division. To that end, the company exhibited its IntelliNetx product line at the American Academy of Audiology and continued to add manufacturer's representatives as commission-based sellers. It obtained approval from Health Canada to market its products in that county and has begun to ship product to customers. Other global opportunities are being evaluated for distribution, as are value-added products and services to supplement the IntelliNetx product line.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of June 30, 2007 of $66,681will not allow for payment of all outstanding invoices until additional financing is completed. The Company has a loan from the founder of OrthoNetx, which the Company has renegotiated on June 30, 2007. Under the Agreement, the Company's subsidiary, OrthoNetx, Inc. executed an Amended and Extended Promissory Note in the principal amount of $268,551.25. The new note replaces a Promissory Note issued by OrthoNetx, Inc., on January 30, 2005 in the original principal amount of $300,000. The new note bears interest at 13% per annum, and provides for payments of interest only until February 1, 2008, at which time payments of principal and interest will commence based on a 36- month amortization. All principal and interest is due on August 1, 2009.

The Company recognizes that the current liquidity situation raises the question of being able to continue as a going concern. It is addressing this issue in two ways:

First, VisioNetx, Inc. is seeking additional funding in the as described below, which will allow the continuation of operations through the full implementation of the SafetyScan product. Second, the Company intends to restructure expense and overhead parameters in a manner that will allow it to continue to manufacture and sell its current product lines while paying current liabilities over time.

Inventory on June 30, 2007 was $214,326, compared to $340,160 on June 30, 2006. Purchasing for all VNG products has been adjusted to a level consistent with current sales volumes. OrthoNetx bone distraction product inventories, both the GenerOs CF and GenerOs SB, continue to be reduced through sales, but still offset the management improvements in VNG inventory levels. Accounts receivable as of June 30, 2007 were $120,476, compared to $124,408 on June 30, 2006.

Accounts payable as of June 30 2007 were $505,988, compared to $ 401,147 as of June 30, 2006. The change is primarily due to the extension of payments due to liquidity issues, both discussed above. OrthoNetx had previously acquired a private firm, and has been carrying accounts payable at full value until a settlement is resolved.

Sales prospects for the balance of 2007 are on target to exceed last year's amount, both in units sold and dollar volume, as we supplement all distribution channels, domestically and internationally for the IntelliNetx medical products. With Health Canada approval as well as a focus on federal government opportunities, management confidence in its revenue outlook increases. As our wholly-owned subsidiary, VisioNetx, Inc., requires HawkEye and worker impairment screening products, AcuNetx, as the manufacturer, should see increasing revenues from these activities. The Company is exploring the possible sale of the OrthoNetx division and its products for bone distraction as a method to raise additional funds. To date, no substantial interest has been shown, but exploratory talks with other candidates will continue. AcuNetx is seeking to raise a minimal amount of additional capital (approximately $250,000) to support its IntelliNetx marketing and sales efforts as well as to decrease pressure on its cash flow for forward-looking obligations. An active fund raising effort is also in place to secure funding for its wholly-owned subsidiary, VisioNetx, Inc.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter the Company conducted a private offering to sell up to $200,000 of its equity units, which consist of one share of the Company's common stock and one warrant to purchase an additional share of common stock. Each unit is offered for the sum of $0.07. The exercise price for the warrant included in the unit is $0.10 and expires two years from the date of purchase. As of June 30, 2007, the Company had raised $30,000 from the offering and sold 428,571 units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company was in default under a loan from the founder of OrthoNetx, who is also a former director. The note has been fully renegotiated with revised payment schedules as explained in Note 6 of Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

10.1 Assignment Agreement, dated April 16, 2007, between the Company and Cornell Capital Partners, L.P.

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

DATE: AUGUST 14, 2007

                                  BY: /S/ RONALD A. WALDORF
                                      ---------------------
                                      RONALD A. WALDORF, CHIEF EXECUTIVE OFFICER