Form 10QSB
period 2007-09-30
AcuNetx, Inc.
filed 2007-11-14
CIK 1097575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    (X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                For the quarterly period ended September 30, 2007

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

                            -----------------------

As of September 30, 2007, the issuer had 65,085,737 shares of common stock outstanding.

   TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) ( ) YES; (X) NO.

--------------------------------------------------------------------------------

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


ACUNETX, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2007
--------------------------------------------------------------------------------

                                     ASSETS
Current Assets
  Cash                                                             $    136,496
  Accounts receivable, net                                              167,458
  Inventory                                                             199,276
  Prepaid expenses and other current assets                             122,520
                                                                   ------------
    Total Current Assets                                                625,749

Property and equipment, net                                              20,046

Other intangible assets                                                 140,506
Deferred tax assets                                                     220,635
Other assets                                                              1,772
                                                                   ------------

TOTAL ASSETS                                                       $  1,008,708
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                                 $    529,967
  Accrued liabilities                                                   549,653
  Current portion of long-term debt                                      65,330
                                                                   ------------
    Total Current Liabilities                                         1,144,950

Convertible debt, net of debt discount of $7,188                         17,813
Long-Term Debt                                                          201,298
                                                                   ------------

Total Liabilities                                                     1,364,060
                                                                   ------------

Minority Interest                                                         2,551

Stockholders' Deficit
  Common stock, $0.001 par value; 100,000,000 shares authorized;
    65,085,737 shares issued and outstanding                             65,086
  Common stock to be issued                                              65,000
  Paid-in capital                                                    10,982,448
  Accumulated deficit                                               (11,470,438)
                                                                   ------------
    Total Stockholders' Deficit                                        (357,904)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $  1,008,708
                                                                   ============


SEE NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




ACUNETX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------


                                                           FOR THREE MONTHS                FOR NINE MONTHS
                                                         ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                     ----------------------------    ----------------------------
                                                         2007            2006            2007            2006
                                                     ------------    ------------    ------------    ------------
Sales - Products                                     $    428,286    $    764,763    $  2,230,706    $  1,420,068

Cost of sales - products                                  148,644         126,337         505,378         395,825
                                                     ------------    ------------    ------------    ------------
Gross profit                                              279,642         638,426       1,725,328       1,024,243
                                                     ------------    ------------    ------------    ------------

Operating Expenses:
  Selling, general and administrative expenses            388,415       1,117,913       2,145,774       3,087,175
  Stock option expense                                     19,931         109,737         178,449         354,613
  Impairment of goodwill                                       --              --             362              --
  Research and development                                     --          28,450              --         220,028
                                                     ------------    ------------    ------------    ------------
Total Operating Expenses                                  408,346       1,256,100       2,324,585       3,661,816
                                                     ------------    ------------    ------------    ------------

Operating loss                                           (128,704)       (617,674)       (599,257)     (2,637,573)
                                                     ------------    ------------    ------------    ------------

Other income (expenses)
  Interest and other income                                 8,069             620          20,332          17,468
  Loss on equity-method investments                            --          (9,232)             --         (37,922)
  Interest and other expenses                             (12,828)         (9,902)        (35,835)        (29,149)
                                                     ------------    ------------    ------------    ------------
    Total other income (expenses)                          (4,760)        (18,514)        (15,503)        (49,603)
                                                     ------------    ------------    ------------    ------------

Net loss before income taxes and minority interest       (133,464)       (636,188)       (614,760)     (2,687,176)

Provision for income taxes                                     --              --             800           1,166
                                                     ------------    ------------    ------------    ------------

Net loss before minority interest                        (133,464)       (636,188)       (615,560)     (2,688,342)

Minority interest in losses of subsidiaries                 9,927              --           9,927               0
                                                     ------------    ------------    ------------    ------------

Net loss                                             $   (123,537)   $   (636,188)   $   (605,633)   $ (2,688,342)
                                                     ============    ============    ============    ============

Net Loss per share-Basic and Diluted                 $      (0.00)   $      (0.01)   $      (0.01)   $      (0.05)
                                                     ============    ============    ============    ============

Weighted average number of common shares               64,221,451      57,458,147      63,236,225      56,079,000


SEE NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




ACUNETX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

FOR NINE MONTHS ENDED SEPTEMBER 30,                               2007           2006
-----------------------------------------------------------    -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                     $  (605,633)   $(2,688,342)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Minority interest in loss of subsidiaries                       (9,927)            --
    Depreciation                                                     9,545          8,879
    Issuance of stocks and stock equity awards for services        244,249        787,415
    Provision for bad debt                                          15,434          9,083
    Impairment of goodwill                                             362             --
    Gain on recovery from loan loss                                (20,000)            --
    Amortization of debt discount                                      312             --
    Deferred income tax                                                 --            366
    Loss on investment accounted for under equity method                --         37,922
    Write-off fixed assets                                             --          1,174
    (Increase) Decrease in:
     Accounts Receivable                                           (86,491)        38,405
     Inventory                                                      52,160         17,743
     Prepaid and Others                                            (27,210)        (4,168)
    Increase (Decrease) in:
     Accounts Payable and Accrued Liabilities                      273,085        449,928
                                                               -----------    -----------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                       (154,113)    (1,341,595)
                                                               -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:
  Closing of Certificate of Deposits                                    --        305,274
  Capitalize of patent costs                                        (4,319)       (27,734)
  Capitalize of trademark                                               --        (10,072)
  Purchase of Equipment                                                 --         (5,161)
  Repayment from Notes Receivable                                   20,000             --
                                                               -----------    -----------
NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES                     15,681        262,307
                                                               -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net proceeds from sale of common stocks                           55,000      1,036,529
  Repurchase of common stocks                                       (7,262)            --
  Net proceeds from exercising of stock warrants                        --         20,000
  Proceeds from convertible debt                                    25,000             --
  Repayments on notes payable                                         (381)       (56,014)
                                                               -----------    -----------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                     72,357      1,000,515
                                                               -----------    -----------

NET DECREASE IN CASH                                               (66,075)       (78,773)

CASH BALANCE AT BEGINNING OF PERIOD                                202,570        171,340
                                                               -----------    -----------

CASH BALANCE AT END OF PERIOD                                  $   136,495    $    92,567
                                                               ===========    ===========

Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                                $     9,069    $    21,852
  Taxes Paid                                                   $       800    $       800

Schedule of noncash investing and financing activities:
 Retirement of common stocks for an equity-method investment   $    14,007    $        --
 Conversion of accrued interest into debt principal            $    21,451    $        --
 Issuance of warrants as debt discount                         $     7,500    $        --
 Issuance of common stocks for merger adjustment               $        --    $       362


SEE NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                               6

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND GOING CONCERN

NATURE OF BUSINESS

AcuNetx, Inc., a Nevada corporation, (the "Company" or "AcuNetx", formerly known as Eye Dynamics, Inc. or "EDI") and its subsidiaries combine diagnostic, analytical and therapeutic devices with proprietary software to permit: health providers to diagnose and treat balance disorders and various bone deficiencies; law enforcement officers to evaluate roadside sobriety; and employers in high-risk industries to determine, in real-time, the mental fitness of their employees to perform mission-critical tasks. AcuNetx is headquartered in Torrance, California.

AcuNetx is organized around a dedicated medical division (i) IntelliNetx, a medical division with neurological diagnostic equipment, and two separate subsidiary companies: (ii) OrthoNetx, Inc., a wholly-owned medical subsidiary company with devices that create new bone, and (iii) VisioNetx, Inc., a majority-owned subsidiary company with products for occupational safety and law enforcement. For all its devices, AcuNetx is integrating an information technology (IT) platform that allows the device to capture data about the physiological condition of a human being. The company's IT platform is designed to gather data and connect the device-related data with users and support persons.

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

GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred operating losses totaling $605,633 and $2,688,342 for the nine months ended September 30, 2007 and 2006 respectively. In addition, the Company has a working capital deficit of $519,201 and an accumulated deficit of $11,470,438 as of September 30, 2007. In the near term, the Company expects the operating cash flows will not be sufficient to cover all the old debt and payables although it expects its sales will continue to grow and is able to cover current operating costs and to reduce the working capital deficit.

Management plans to spin off VisioNetx, Inc., to begin a process of raising additional working capital through equity financing, to increase its IntelliNetx division's marketing and sales efforts and to focus on its neurological diagnostic product line which has historically been the company's principal business. VisioNetx, Inc. has recruited senior management and is seeking funding that will allow it to move forward with its marketing and sales plans.

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

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRESENTATION OF INTERIM INFORMATION: The financial information at September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

The results for the three and nine months ended September 30, 2007 may not be indicative of results for the year ending December 31, 2007 or any future periods.

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

OTHER INTANGIBLE ASSETS: Other intangible assets consist primarily of intellectual property and trademarks. The Company capitalizes intellectual property costs as incurred, excluding costs associated with Company personnel, relating to patenting its technology. The majority of capitalized costs represent legal fees related to a patent application. If the Company elects to stop pursuing a particular patent application or determines that a patent application is not likely to be awarded or elects to discontinue payment of required maintenance fees for a particular patent, the Company, at that time, records as expense the capitalized amount of such patent application or patent. Awarded patents will be amortized over the shorter of the economic or legal life of the patent. Trademarks are not amortized, but rather are tested for impairment at least annually. There was no impairment of other intangible assets for the nine months ended September 30, 2007 and 2006.

GOODWILL: Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill amounts are not amortized, but rather are tested for impairment at least annually. An impairment of goodwill of $362 was recorded during the nine months ended September 30, 2007. No impairment of goodwill was recorded for nine months ended September 30, 2006.

MINORITY INTEREST: Minority interest represents other stockholders' proportionate share in the equity of VisioNetx, Inc. At September 30, 2007, the Company owned 84% of the issued and outstanding common stock of VisioNetx, Inc.

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONVERTIBLE PROMISSORY NOTE AND WARRANTS: The Company has evaluated all freestanding instruments and embedded features embodied in the Series A Convertible Promissory Note financing arrangement in accordance with current accounting standards for complex financing transactions. The following points illustrate the key considerations in the Company's evaluation:

    o The terms and features of the Series A Convertible Promissory Note resulted in the Company's conclusion that the instrument was more akin to a debt security than an equity security. Therefore, embedded features that met the definition of derivative financial features were evaluated for their clear and close relationship with a debt instrument. Significant features included conversion features; redemption features and interest features. While conversion features, such as those included in the Series A Convertible Promissory Note, are generally not clearly and closely related to debt instruments, the Company was afforded the "Conventional Convertible" exemption from derivative accounting. While redemption features and interest features are generally considered clearly and closely related to debt instruments, the Company was also afforded the "Conventional Convertible" exemption from derivative accounting.

    o The terms and features of the freestanding warrants were evaluated under the guidance for equity classification set forth in EITF 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO A COMPANY'S OWN STOCK and EITF 05-04, THE EFFECT OF A LIQUIDATING DAMAGES CLAUSE ON A FREESTANDING FINANCIAL INSTRUMENT SUBJECT TO EITF 00-19. As a result, the Company concluded that the warrants did not rise to an uneconomic settlement. In addition, all other indicators of equity provided in EITF 00-19 were present. Therefore, the warrants were afforded equity classification.

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

STOCK-BASED COMPENSATION: The Company has adopted the fair value recognition provisions of FASB Statement No.123(R), "SHARE-BASED PAYMENT" (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2007 based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). For the nine months ended September 30, 2007 and 2006, the Company recognized pre-tax stock option compensation expense of $178,449 and $354,613, respectively.

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

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

               ACCOUNTS RECEIVABLE, NET
               ------------------------
               Accounts Receivable                                    $ 187,968
               Allowance for Bad Debt                                   (20,510)
                                                                      ---------
                 Total Accounts Receivable, Net                       $ 167,458
                                                                      =========

               PREPAID EXPENSES AND OTHER CURRENT ASSETS
               -----------------------------------------
               Prepaid Insurance                                      $  16,398
               Prepaid rent and deposit                                     399
               Employee advance                                           2,100
               Other Prepaid Expenses                                   103,623
                                                                      ---------
                 Total Prepaids and Others                            $ 122,520
                                                                      =========

               PROPERTY AND EQUIPMENT, NET
               ---------------------------
               Furniture and Fixtures                                 $   9,531
               Equipment                                                 40,530
               Software                                                   5,757
                                                                      ---------
                                                                         55,818
               Accumulated Depreciation                                 (35,772)
                                                                      ---------
                 Total Property and Equipment, Net                    $  20,046
                                                                      =========

               ACCRUED LIABILITIES
               -------------------
               Commission payable                                     $   2,194
               Warranty reserve                                          10,391
               Accrued payroll and related taxes                         99,714
               Accrued consulting fees                                  334,955
               Accrued vacation                                          18,189
               Other accrued liabilities                                 84,210
                                                                      ---------
                 Total Accrued Liabilities                            $ 549,653
                                                                      =========


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

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - SETTLEMENT ON NOTES RECEIVABLE

In March 2007, the Company entered into a settlement agreement with a former employee who created indebtedness to the Company of $49,489 in 2001 - 2004 and had agreed to a Note Receivable (Receivable). The employee had been in default on payments on this Receivable, which was fully reserved in 2004. The agreement calls for the former employee to repay the Company $55,000 at a rate of $4,000 per month beginning in March 2007. The Company has collected $20,000 through September 30, 2007.

NOTE 6 - BORROWINGS

NOTE PAYABLE TO RELATED PARTY
-----------------------------

On June 30, 2007, the Company entered into an Agreement for Extension and Amendment of Note ("Agreement") with the related party. Under the Agreement, the Company's subsidiary, OrthoNetx, Inc. executed an Amended and Extended Promissory Note in favor of a related party, in the principal amount of $268,551.25. The new note replaces a promissory note issued by OrthoNetx, Inc. on January 30, 2005 in the original amount of $300,000. The new note bears interest at 13% per annum, and provides for payments of interest only commencing August 1, 2007 until February 1, 2008, at which time payments of principal and interest will commence based on a 36-month amortization. All principal and interest is due on August 1, 2009. As of September 30, 2007, the Company has made all scheduled interest payments.

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
                                                                      =========

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - BORROWINGS (CONTINUED)

LONG-TERM DEBT
--------------

        At September 30,                                                  2007
        ------------------------------------------------------------------------
        Installment note payable secured by computer equipment.           1,446
        Monthly payments total $81, including interest at 18.99%.
        The original note amount was $2,062. Matures July 21, 2009.

        Reconstructed note payable to related party. Monthly
        interest payment only at 13% through January 31. 2008.
        Effective February 1, 2008, principal and interest
        payment based on a 36-month amortization. Matures
        August 1, 2009.                                                 265,182

        ------------------------------------------------------------------------
                                                                        266,628
        Less: Current Maturities                                        (65,330)
        ------------------------------------------------------------------------
                Long-term debt                                        $ 201,298
        ------------------------------------------------------------------------

SERIES A CONVERTIBLE PROMISSORY NOTE
------------------------------------

On May 21, 2007, VisioNetx, Inc. (VisioNetx) conducted a private placement offering to sell and issue convertible notes and detachable warrants up to $500,000. The offering price is $50,000 per unit consisting of a convertible debenture in the amount of $50,000 and a detachable warrant to purchase shares of VisioNetx common stock. The note bears interest payable annually at 10% per annum, and is due the earlier of (i) December 31, 2010 or (ii) two years from the closing date of a minimum of $300,000 of units were sold. In the event that VisioNetx issues and sells its common stock for aggregate consideration of at least $3.5 million ("Qualified Financing") and (ii) the notes has not been paid in full, then the entire outstanding principal and all unpaid accrued interest of the note shall automatically convert into shares of VisioNetx under the same terms and conditions as those for investors in the Qualified Financing. Subscribers to this offering will receive a warrant to purchase VisioNetx shares equal to a 150% of the common stock to be issued to investors in the Qualified Financing. The warrants expire in seven years after the date of issuance.

The offering was closed on September 14, 2007. Through that date, VisioNetx sold one half of a unit and received $25,000 in proceeds. In consideration of the early closing, VisioNetx agreed to issue to the subscriber an additional warrant, with the same terms and conditions as the previously issued warrant for an additional 50% of the common stock to be issued to investors in a Qualified Financing.

The Company allocated the proceeds between the convertible note ($17,500) and the warrants ($7,500) based on the management's subjective judgment as the exercise price of the warrants and the conversion feature of the note were not determined. The warrants were classified as a component of equity and charged against the note as a debt discount which will be amortized over the life of the note using the effective interest method.

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - INCOME TAXES

The components of the deferred net tax assets are as follows:

                            For Three Months ended      For Nine Months ended
                                 September 30,              September 30,
                              2007          2006          2007          2006
     ==========================================================================
     Federal:
        Current           $        --   $        --   $        --   $        --
        Deferred                   --            --            --           377
     --------------------------------------------------------------------------
                                   --            --            --           377
     --------------------------------------------------------------------------
     State:
        Current                    --            --           800           800
        Deferred                   --            --            --           (11)
     --------------------------------------------------------------------------
                                   --            --           800           789
     --------------------------------------------------------------------------
         Total            $        --   $        --   $       800   $     1,166
     ==========================================================================

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

As of December 31, 2006, the Company has net operating loss carryforwards of approximately, $6,076,628 and $6,390,821 to reduce future federal and state taxable income, respectively. To the extent not utilized, the federal net operating loss carryforwards will begin to expire in fiscal 2009 and the state net operating loss carryforwards will begin to expire in fiscal 2012.

NOTE 8 - STOCKHOLDERS' EQUITY

COMMON STOCK RETIREMENT
-----------------------

On April 17, 2007, the Company repurchased and retired 580,978 shares of its common Stock. The shares were purchased from a single shareholder in a privately negotiated transaction at $0.0125 per share for a total repurchase price of $7,262.

SELF-WRITTEN OFFERING
---------------------

In May 2007, the Company conducted a self-written offering to sell up to $200,000 of its equity units which consist of one share of the Company's common stock and one warrant to purchase an additional share of common stock. Each unit is sold for the sum of $0.07. The exercise price for the warrant included in the unit is $0.10 and expires two years from the date of purchase. As of September 30, 2007, the Company had raised $55,000 from the offering and sold 785,715 units.

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 7 - STOCKHOLDERS' EQUITY (CONTINUED)

In July 2007, pursuant to the terms in the investment agreement, the Company resolved to issue additional 2,164,286 shares of the common stock to the investors who subscribed the Company shares in October 2006. In addition, the Company cancelled all the warrant agreements that were attached in lieu of the shares sold and reissued new warrant agreements to the investors. The new warrant agreements reduced the exercise price from $0.20 per share to $0.10 per share and revised the expiration date to July 11, 2009.

NON-EXECUTIVE DIRECTORS' STOCK PLAN
-----------------------------------

On January 18, 2007 the Board of Directors agreed to provide 500,000 stock options to each of the three nonemployee directors as compensation for 2007 services pursuant to the 2006 Stock Option Plan established on March 27, 2006. The stock options vested immediately and are exercisable at $0.09 per share for a period of five years. For the three and nine months ended September 30, 2007, the Company recognized directors' compensation of $0 and $113,884, respectively.

On February 27, 2006 the Board of Directors agreed to provide 300,000 shares of restricted stock to each of the four non-employee directors as compensation for 2006 services pursuant to the 2006 Non-Executive Stock Plan established on January 1, 2006. The shares were valued at $0.18 per share, the closing market price on the effective date of the Plan, and were amortized on a straight-line basis over a twelve month period. For the three and nine months ended September 30, 2006, the Company recognized directors' compensation of $40,500 and $144,000 respectively.

SUBSIDIARY STOCK TRANSACTIONS
-----------------------------

On July 1, 2007, VisioNetx resolved to issue 800,000 shares to three non-executive directors for their services provided, at a fair value of $0.001 per share, or an aggregate of $800.

On July 16, 2007, VisioNetx entered into three executive employment agreements providing that VisioNetx agreed to issue 650,000 shares at a fair value of $0.10 per share to these executives. The shares will not be issued until the first equity financing is obtained. The aggregate amount of $65,000 was accrued and classified as an equity component.

The Company complies with the requirement of SEC Staff Accounting Bulletin No. 51, "Accounting for Sales of Stock by a Subsidiary," which requires that the difference between the carrying amount of parent's investment in a subsidiary and the underlying net book value of the subsidiary after the issuance of stock by the subsidiary be reflected as either a gain or loss in the statement of operations or reflected as an equity transaction. The Company has elected to record gains or losses resulting from the issuance of subsidiary's stock as equity transactions.

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - STOCK OPTIONS

ACUNETX, INC.
-------------

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

A summary of the status of stock options issued by the Company as of September 30, 2007 and 2006 is presented in the following table.

                                                        2007                     2006
                                            ----------------------------------------------
                                                           Weighted              Weighted
                                                Number     Average    Number    Average
                                                  of       Exercise     of     Exercise
                                                Shares      Price     Shares     Price
                                            --------------------------------------------
        Outstanding at beginning of year       7,309,102    $ 0.21     415,000   $ 0.15
        Granted                                1,500,000    $ 0.09   6,894,102   $ 0.21
        Exercised/Expired/Cancelled           (3,375,001)   $ 0.21          --   $   --
                                            ------------             ---------
        Outstanding at end of period           5,434,101    $ 0.17   7,309,102   $ 0.21
                                            ============             =========

        Exercisable at end of period           4,434,101    $ 0.17   1,309,102   $ 0.19
                                            ============             =========

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

                                                            2007          2006
                                                          ----------------------
        Weighted average fair value per option granted    $  0.09      $   0.17
        Risk-free interest rate                              4.75%         4.41%
        Expected dividend yield                              0.00%         0.00%
        Expected lives                                       5.00          9.80
        Expected volatility                                120.88%       155.69%

As of September 30, 2007 there was $97,207 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 1.25 years.

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - STOCK OPTIONS (CONTINUED)

VISIONETX, INC.
---------------

On August 16, 2007, the shareholders of VisioNetx, Inc. approved the adoption of the 2007 Stock Incentive Plan to provide for the issuance of incentive stock options and/or nonstatutory options to officers, directors, employees, and consultants who provide services to VisioNetx. All options have an exercise price equal to or higher than the fair market value of VisioNetx common stock on the date the options were granted. Options generally vest over three years and exercisable for ten years from the date of grant. The plan reserves 1 million shares of common stock.

A summary of the status of stock options issued by VisioNetx as of September 30, 2007 is presented in the following table.

                                                                2007
                                                        --------------------
                                                                    Weighted
                                                          Number    Average
                                                            of      Exercise
                                                          Shares     Price
                                                        --------------------
          Outstanding at beginning of year                     --    $   --
          Granted                                         362,500    $ 0.10
          Exercised/Expired/Cancelled                          --    $   --
                                                        ---------
          Outstanding at end of period                    362,500    $ 0.10
                                                        =========

          Exercisable at end of period                     20,139    $ 0.10
                                                        =========

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

                                                                      2007
                                                                    ---------
                Weighted average fair value per option granted      $  0.05
                Risk-free interest rate                                4.60%
                Expected dividend yield                                0.00%
                Expected lives                                        10.00
                Expected volatility                                  143.00%

As of September 30, 2007 there was $17,635 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 2.75 years.

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                               Three Months ended September 30,   Nine Months ended September 30,
                                                    2007            2006               2007            2006
                                                ----------------------------       ----------------------------
   Numerator:
     Net loss                                   $   (123,537)   $   (636,188)      $   (605,633)   $ (2,688,342)
                                                ------------    ------------       ------------    ------------
   Denominator:
     Weighted average number of common shares     64,221,451      57,458,147         63,236,225      56,079,000
                                                ------------    ------------       ------------    ------------

   Net loss per share-basic and diluted         $      (0.00)   $      (0.01)      $      (0.01)   $      (0.05)
                                                ============    ============       ============    ============

Stock options and warrants to purchase approximately 17,517,437 and 15,560,770 shares of the Company's common stocks were outstanding, but were not included in the computation of diluted net loss per share for the three and nine months ended September 30, 2007, respectively, because the exercise price of the stock options and warrants were greater than the average share price of the common shares, and, therefore, the effect would have been antidilutive.

As the Company incurred net loss for the three and nine months ended September 30, 2006, the effect of dilutive securities totaling 475,384 and 2,101,182 equivalent shares, respectively, have been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

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

In July 2007, a new VisioNetx CEO was introduced. The former CEO resigned from his position and remained as the Chairman of Board of the new subsidiary. VisioNetx then appointed three new executives to lead VisioNetx. As disclosed in Note 8, VisioNetx awarded 800,000 shares to three nonexecutive directors on July 1, 2007; as a result, AcuNetx Inc.`s percentage ownership of VisioNetx was reduced from 100% to 84%.

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12 - MAJOR CUSTOMERS AND CREDIT CONCENTRATION

During the three months ended September 30, 2007, two customers accounted for $322,200 or 75% of AcuNetx Inc. revenues. During the nine months ended September 30, 2007, three customers accounted for $1,487,674 or 67% of AcuNetx Inc. revenues.

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

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13 - SEGMENT INFORMATION (CONTINUED)

Summarized financial information of the Company's results by operating segment is as follows:

                                          For Three Months ended     For Nine Months ended
                                               September 30,             September 30,
                                             2007         2006         2007         2006
---------------------------------------   -----------------------   -----------------------
IntelliNetx Division:
  Net revenue to external customers       $  423,886   $  750,613   $2,212,951   $1,397,318
  Cost of revenue                            147,888      118,949      501,595      384,734
                                          -----------------------   -----------------------
  Margin                                  $  275,999   $  631,664   $1,711,357   $1,012,584

OrthoNetx Division:
  Net revenue to external customers       $       --   $   14,150   $       --   $   22,750
  Cost of revenue                                 --        7,388           --       11,091
                                          -----------------------   -----------------------
  Margin                                  $       --   $    6,762   $       --   $   11,659

VisioNetx Division:
  Net revenue to external customers       $    4,400   $       --   $   17,755   $       --
  Cost of revenue                                756           --        3,783           --
                                          -----------------------   -----------------------
  Margin                                  $    3,644   $       --   $   13,972   $       --

Total Net Revenue to External Customers   $  428,286   $  764,763   $2,230,706   $1,420,068
Total Cost of Revenue                        148,644      126,337      505,378      395,825
                                          -----------------------   -----------------------
Total Margin                              $  279,642   $  638,426   $1,725,328   $1,024,243
                                          =======================   =======================


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

                                                         For Three Months ended        For Nine Months ended
                                                              September 30,                September 30,
                                                           2007          2006           2007           2006
----------------------------------------------------   --------------------------    --------------------------
Total margin for reportable segments                   $   279,642    $   638,426    $ 1,725,328    $ 1,024,243
Corporate and general and administrative expenses         (388,415)    (1,117,913)    (2,145,774)    (3,087,175)
Stock option expenses                                      (19,931)      (109,737)      (178,449)      (354,613)
Impairment of goodwill                                          --             --           (362)            --
Research and development                                        --        (28,450)            --       (220,028)
Interest and Other Expense                                 (12,828)        (9,902)       (35,835)       (29,149)
Loss on equity-method investments                               --         (9,232)            --        (37,922)
Interest and Other Income                                    8,069            620         20,332         17,468
                                                       --------------------------    --------------------------
  Net loss before income taxes and minority interest   $  (133,464)   $  (636,188)   $  (614,760)   $(2,687,176)
                                                       ==========================    ==========================

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 16 - GUARANTEES AND PRODUCT WARRANTIES

The Company from time to time enters into certain types of contracts that contingently requires the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company's businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company's use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of September 30, 2007.

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

The following table presents the changes in the Company's warranty reserve during the first nine months of 2007 and 2006:

                                                         2007          2006
                                                       ----------------------
               Balance as of beginning of period       $  7,200     $  8,462
               Provision for warranty                     4,991        1,051
               Utilization of reserve                    (1,800)      (1,051)
                                                       --------     --------
               Balance as of end of period             $ 10,391     $  8,462
                                                       ========     ========

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

NOTE 18 - PENDING DISPUTE/SUBSEQUENT EVENT

In October 2007, the Company agreed to settle a dispute with a prior Vice President of Sales for $40,000 for his past performance bonus. The Company is still negotiating the payment schedule The settlement amount has been accrued as of September 30, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BUSINESS OVERVIEW

AcuNetx is organized around a dedicated medical division and two separate subsidiary companies: (i) IntelliNetx, a medical division with neurological diagnostic equipment, (ii) OrthoNetx, Inc., a wholly-owned medical subsidiary company with devices that create new bone, and (iii) VisioNetx, Inc., an AcuNetx-controlled subsidiary company, formed subsequent to December 31, 2006, with products for occupational safety and law enforcement. For all its devices, AcuNetx is integrating an information technology (IT) platform that allows the device to capture data about the physiological condition of a human being. The company's IT platform is designed to gather data and connect the device-related data with users and support persons. The Company's products include the following:

- Neurological diagnostic equipment that measures, tracks and records human eye movements, utilizing its proprietary technology and computer software, as a method to diagnose problems of the vestibular (balance) system and other balance disorders.

- Devices designed to test individuals for impaired performance resulting from the influences of alcohol, drugs, illness, stress and other factors that affect eye and pupil performance. These products target the occupational safety and law enforcement markets.

- Orthopedic and craniomaxillofacial (skull and jaw) surgery products, which generate new bone through the process of distraction osteogenesis.

- A proprietary information technology system called SmartDevice-Connect(TM) ("SDC") that establishes product registry to individual patients and tracks device behavior for post-market surveillance, adverse event and outcomes reporting, and creates "smart devices" that gather and transmit physiological data concerning the device and its interaction with the patient.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

The first nine months of 2007 represents the combined results of AcuNetx, Inc. and its subsidiaries, OrthoNetx Inc. and VisioNetx Inc. compared with the first nine months of 2006, which included the combined results of AcuNetx, Inc. and its subsidiary, OrthoNetx Inc. VisioNetx was a division of AcuNetx for the first nine months of 2006.

One significant aspect in the comparison is a shift in revenue recognition. In the first quarter of 2006, AcuNetx products were purchased by a national distributor and revenues were credited at the previously agreed upon wholesale price. Between May of 2006 and June of 2007, under a revised contract, shipments and title to the equipment moved directly from AcuNetx to the end customers, and AcuNetx recognized the revenue at the retail price. This change resulted in higher revenues for the same unit volume of sales, along with higher gross profits, as costs did not change. An offsetting increase in selling expenses occurred as the distributor was paid commissions from retail proceeds. Beginning on July 1, 2007, the company returned to its original wholesale model of revenue recognition with this national distributor.

Revenues during the first nine months of 2007 were $2,230,706, compared to $1,420,068 for the corresponding period in 2006, a 57% increase. Furthermore, system unit shipments increased to 82 units during the first nine months of 2007, up from 51 units during the first nine months of the prior year, a 60.7% increase. Gross profits increased 68.4%. Total operating expenses decreased by $1,377,231 (36.5%) from $3,661,816 during the first nine months of 2006 to $2,324,585 during the first nine months of 2007. Decreased selling, general and administrative expenses resulted in a loss of $559,257 for the nine months ended September 30, 2007, compared to a loss of $2,637,573 for the same period in the previous year.

Standard selling, general and administrative expenses for AcuNetx, OrthoNetx and VisioNetx decreased primarily due to reduced commission expenses, reduced staff, and the centralization of the company's operations into the Company's Torrance facility. In addition, the shift to recognizing revenue at the wholesale level for a major distributor for AcuNetx products mentioned earlier has resulted in reduced selling expenses.

Now that the Company's two major issues during the first nine months of 2007, closing of the Superior, Colorado office and transitioning all of the corporate administrative and financial activities to the Torrance, California facility, have been completed, resulting in continued G&A savings, the company's financial resources are being directed to bolster the marketing and sales activities of its revenue producing IntelliNetx division. To that end, the company exhibited its IntelliNetx product line at the American Academy of Otolaryngology, the California Academy of Audiology, and will exhibit at the upcoming regional meeting of the Triologic Society (experts in the field of Otology). Ron Waldorf, CEO of AcuNetx and the originator of video nystagmography was the featured speaker at a CME-credit seminar on the balance system in New York and will present to a meeting of the top clinical academicians in Beijing, China at the end of this month, at the invitation of their distributor for that country.

AcuNetx's marketing and sales activity for its law enforcement product, HawkEye, is moving forward. The website (www.acunetx.com/hawkeye) is now the first internet video portal for the posting of drunk and/or drugged eyes. Website marketing activities are being enhanced based on its early acceptance by HawkEye's growing user base. Two patents recently filed on HawkEye give added company value to these law enforcement products. Ron Waldorf, along with Sgt. Richard Studdard (LAPD retired) were invited speakers on HawkEye at the California Academy of Toxicology held in Monterey, California in November 2007. Management believes 2008 will be a watershed year for this important product and its impact on highway safety.

The OrthoNetx, Inc. subsidiary is having meetings with potential strategic partners in conjunction with Dr. Robinson, the inventor of the OrthoNetx products. Management looks forward to the coming year and enhancing the traction and value of OrthoNetx.

In regards to the subsidiary, VisioNetx, Inc., senior management is now in place and fund raising efforts have begun. Discussions with `early adaptor' companies (some being in the Fortune 500) continue.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of September 30, 2007 of $136,496 will not allow for payment of all outstanding invoices until additional financing is completed. The Company has a loan from the founder of OrthoNetx, which the Company was renegotiated on June 30, 2007. Under the Agreement, the Company's subsidiary, OrthoNetx, Inc. executed an Amended and Extended Promissory Note in the principal amount of $268,551.25. The new note replaces a Promissory Note issued by OrthoNetx, Inc., on January 30, 2005 in the original principal amount of $300,000. The new note bears interest at 13% per annum, and provides for payments of interest only until February 1, 2008, at which time payments of principal and interest will commence based on a 36- month amortization. All principal and interest is due on August 1, 2009.

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

Sales prospects for the balance of 2007 are on target to exceed last year's amount, both in units sold and dollar volume, as we supplement all distribution channels, domestically and internationally for the IntelliNetx medical products. With Health Canada approval as well as a focus on federal government opportunities, management confidence in its revenue projections increases. As its majority-owned subsidiary, VisioNetx, Inc., requires HawkEye and worker impairment screening products, AcuNetx, as the manufacturer, will see increasing revenues from these activities. AcuNetx is seeking to raise a minimal amount of additional capital (approximately $250,000) to support its IntelliNetx marketing and sales efforts as well as to decrease pressure on its cash flow for forward-looking obligations. An active fund raising effort is also in place to secure funding for its majority-owned subsidiary, VisioNetx, Inc.

Inventory on September 30, 2007 was $199,276, compared to $303,517 on September 30, 2006. Accounts receivable as of September 30, 2007 were $167,458, compared to $68,611 on September 30, 2006.

Accounts payable as of September 30, 2007 were $529,967, compared to $529,365 as of September 30, 2006. OrthoNetx had previously acquired a private firm, and has been carrying accounts payable at full value until a settlement is resolved.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company was in default under a loan from the founder of OrthoNetx, who is also a former director. The note has been fully renegotiated with revised payment schedules, as explained in Note 6 of Notes to Financial Statements.

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

DATE: NOVEMBER 13, 2007
                                  BY: /s/ RONALD A. WALDORF
                                      ---------------------
                                      RONALD A. WALDORF, CHIEF EXECUTIVE OFFICER