Form 10KSB
period 2007-12-31
AcuNetx, Inc.
filed 2008-03-31
CIK 1097575

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2007

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

      The issuer's revenues for the year ended December 31, 2007 were $2,574,645.

      The aggregate market value of the voting stock held by non-affiliates as of March 24, 2008, computed based on the closing price reported on the OTC Bulletin Board, was $4,365,900.

      As of March 15, 2007, there were 65,142,880 shares of Common Stock of the issuer outstanding.

      Documents Incorporated by Reference: NONE

      Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

AcuNetx, Inc. was formed by the merger of Eye Dynamics, Inc. and OrthoNetx, Inc. in December of 2005. AcuNetx is now organized around a dedicated medical division and two separate subsidiary companies: (i) IntelliNetx, a medical division with neurological diagnostic equipment, (ii) OrthoNetx, Inc., a wholly-owned medical subsidiary company with devices that create new bone, and
(iii) VisioNetx, Inc., an AcuNetx-controlled subsidiary company, formed January 3, 2007, with products for occupational safety and law enforcement. For all its devices, AcuNetx is also contemplating integrating an information technology
(IT) platform that allows the device to capture data about the physiological condition of a human being. Our IT platform is designed to gather data and connect the device-related data with users and support persons. Our products include the following:

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

AcuNetx's IntelliNetx division has obtained ISO 13485: 2003 Certification as a quality medical manufacturer and approval from Health Canada for marketing & sales.

IMPAIRMENT DETECTION PRODUCTS (VisioNetx, Inc. subsidiary). Our impairment detection products include:

o SafetyScan(TM), to screen workers in safety-sensitive jobs for physiological signs of impairment. The system evaluates involuntary changes in eye movements and/or pupil reactions, which may result from drug or alcohol abuse, reactions to medication, medical conditions, stress or fatigue. Occupations in the medical, aviation, emergency response, construction, manufacturing and transportation businesses are key markets for this technology. Unlike most drug and alcohol test methods, SafetyScan(TM) functions without the need for bodily fluids. SafetyScan(TM) determines whether or not a person is impaired at the time of the test and is not a test for past use. Unlike blood, urine and saliva tests, which only measure the presence of a substance in the body, SafetyScan(TM) takes into account the physiological effects of the substance or "stressor." While substance abuse receives the most attention, worker impairment caused by other stressors, such as prescription and over-the-counter medications, extreme fatigue and illness, all result in significant expense to employers. Workers suffering from such impairments are characterized by low productivity, more accidents, higher workers' compensation and insurance costs, and equipment and merchandise damage.

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

o HawkEye(TM) is an evidence capture device for use by police officers in evaluating DUI suspects and in training mode. In most states, law enforcement agencies use a six point evaluation of people thought to be intoxicated, known as the Standardized Field Sobriety Test ("SFST"). The SFST includes three tests for balance and three tests involving eye performance. Thus, we believe there is a need for a product that can be utilized, not only in the jail or precinct house, but in the field by traffic patrol cars. This product, HawkEye (TM), is currently offered as an advanced prototype in a 'handheld' or highly portable configuration.

Current police practices nationwide involve training of officers in the SFST, and some advanced officers in Drug Recognition Expert (DRE) protocols to evaluate individuals suspected of DUI or other drug impairment. Both methods evaluate eye signs extensively, and this evidence has met the Frye standard for scientific validity in courts of law. However, until HawkEye(TM), which is patent-pending, there has been no means for the officer to capture irrefutable objective evidence. Our HawkEye(TM) product allows direct capture of eye motions and pupil responses on video, exactly as observed by the police officer. Early product feedback suggests great enthusiasm on the part of the law enforcement community. In 2007, the United States Patent and Trademark Office approved two HawkEye(TM) patents for issuance.

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

In 2007, we reached an agreement in principal with Robinson MedSurg of Lone Tree, Colorado ("RMS"), that would permit RMS to market and sell our proprietary line of bone distraction devices. RMS is a distributor of medical devices for maxillofacial, craniofacial, and orthopedic use. RMS has special marketing and product supporting relationships with independent resellers throughout the world. The company is owned by Dr. Randolph Robinson, M.D. DDS, the inventor of the OrthoNetx line of distraction devices, and the largest shareholder of AcuNetx, Inc.

MARKETING

VIDEONYSTAGMOGRAPHY (VNG) PRODUCTS. Marketing of the Infrared/VNG System is conducted by AcuNetx through independent distributors. One major distributor, MedTrak Technologies, Inc, also operates through a network of independently owned sub-distributors, known as special instrument dealers. These independently owned businesses are distributors of not only our VNG System, but of a variety of allied and related products for the audiometric and otolaryngology ("ENT") markets. These distributors are across the United States and operate in assigned territories. In addition, there are several foreign distributors that are merchandising the product in Latin American, Canada, and the Middle East. We plan to obtain the "CE" mark of approval to offer the product in the European Community.

The market for the VNG products is relatively mature and represents estimated annual growth of 5%. However, because of the advancement of technology spurred by our introduction of video data acquisition methods in 1994, the market for replacement products has been strong. Also, we intend to expend efforts to open new markets for our products, including the neurology market, through our distributors.

IMPAIRMENT DETECTION PRODUCTS. We have test marketed an early version of SafetyScan(TM), and have sold a few units in the prison system for inmate testing in drug rehabilitation programs. In general, government drug testing regulations are based on urine testing, so testing of employees by governmental agencies, quasi-governmental agencies and certain regulated industries must comply with these regulations. Accordingly, some modification of these regulations may be necessary in order for the SafetyScan(TM) to gain broad acceptance in sectors subject to federal drug test regulations, such as those regulated by the Department of Transportation and certain others. We have conducted discussions with various government agencies regarding modification of applicable regulations and procedures so that they will encompass testing based on eye movement and performance. While certain governmental agencies have expressed an interest in the VisioNetx products, we believe that modifying governmental testing regulations may be a lengthy process and success is not assured.

For these and other reasons, the Company is developing marketing plans that focus on nongovernmental private sector companies that are not regulated by the federal government with respect to testing employees for substance abuse. In general, these are companies with major safety issues related to their operations; have employees in close proximity to, and often in charge of operating, very expensive and dangerous capital equipment in often hostile environments; and /or have encountered recent "cataclysmic" events that have resulted in high-level corrective activities within their enterprises. There are many companies in various industries that meet these criteria, and the marketing plan will focus on an industry that is not subject to governmental regulation.

Recently, we have entered a distribution agreement for SafetyScan(TM) products with Circadian Technologies, Inc., a research and consulting firm to industry concerning shift work and worker safety issues.

HawkEye(TM). In 2007, We successfully completed a licensing agreement with our majority-owned subsidiary, VisioNetx, Inc. The agreement permits us to manufacture, market and distribute the HawkEye(TM) video system to law enforcement agencies throughout the world. AcuNetx is using a direct to customer marketing strategy based on the Internet, E-marketing and a focused approach to conferences and seminars. Sales of this product commenced in 2007.

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

We believe that only Pulse Medical Instruments has developed a product to be directly competitive with our products. The product differs in the fact it does not use the law enforcement testing paradigm which forms the basis for SafetyScan, its results are displayed in graphic form on a computer monitor for the qualified expert to interpret and, based on information available to us, we anticipate that such a product will be more expensive than SafetyScan(TM). Also, we believe it is not ubiquitous in determining overall impairment, i.e. one model is for fatigue, one for alcohol and drugs, etc. We are not aware of whether the product has been validated as a useful device.

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

There are no currently known competitors for the HawkEye(TM) line of products.

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

PATENTS & PROPRIETARY PROTECTION

We license the technology used in our performance evaluation products from Ronald A. Waldorf, CEO and director of AcuNetx, who holds a patent covering claims relating to tracking eye movements in the dark, utilizing infrared illumination and infrared sensitive video cameras, as well as the related analysis methodology. The patent was issued in 1989. The license is for the term of the underlying patent, and calls for nominal annual royalties of $100.

VisioNetx is the owner of a patent issued in August 1992, covering certain technology underlying the SafetyScan(TM), principally relating to the apparatus for testing for impairment by tracking eye movements and pupil reactions to presented stimuli. VisioNetx has two patents pending for SafetyScan(TM), while two patents have been approved for issue for the HawkEye(TM) devices and technology. Additionally, our OrthoNetx subsidiary is the owner of two patents and a patent pending covering our devices for distraction osteogenesis.

The existence of patents may be important to our future operations, but there is no assurance that additional patents will be issued. We also rely on unpatented technology, know-how and trade secrets covering a number of items, particularly the methods of obtaining data regarding eye performance, and we rely on confidentiality agreements and internal procedures to protect such information.

EMPLOYEES

AcuNetx employs three full time employees, including one in executive and administrative positions, one in operations and one in engineering and research. We also employ three part-time employees, one in compliance and administration, one for customer service and training, and the other as our accounting manager. Our employees are not parties to any collective bargaining agreement, and we believe that our employee relations are satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

The principal offices of AcuNetx are located at 2301 205th Street, Suite 102, Torrance, California 90501. The offices occupy 1620 square feet and the lease expires on January 31, 2010. The current monthly lease payment is $2,106. These offices are considered satisfactory for conducting both corporate business and the production and shipment of our products. We believe that suitable additional space will be available to accommodate planned expansion,

ITEM 3. LEGAL PROCEEDINGS

AcuNetx is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the OTC Bulletin Board under the symbol "ANTX". The following table sets forth the quarterly high and low closing prices for the Company's Common Stock, as reported on the OTC Bulletin Board, during the 2007 and 2006 calendar years.

                          LOW         HIGH
                          ---         ----
        2007
        ----
First Quarter            $0.02       $0.12
Second Quarter           0.025       0.055
Third Quarter            0.026       0.137
Fourth Quarter           0.026       0.142


        2006
        ----
First Quarter            $0.18       $0.26
Second Quarter            0.14         0.3
Third Quarter             0.08         0.2
Fourth Quarter            0.06        0.13


These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and, thus, may not represent actual transactions

HOLDERS

As of December 31, 2007, AcuNetx Common Stock was held of record by approximately 270 holders. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners.

During the last quarter of 2007, the Company issued 57,143 shares of common stock in a private placement offering. The Company believes such sales were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4 (2) thereof and Regulation D thereunder.

DIVIDENDS

The Company has not paid cash dividends on its Common Stock and the Company has no present intention of paying cash dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about the Company's common stock that may be issued upon the exercise of options, warrants or rights under the Company's existing equity compensation plans. The information in this table is as of December 31, 2007.

                        Number of securities
                           issuable upon
                            exercise of            Weighted average
                            outstanding            exercise price of
                              options,            outstanding options,      Number of securities
PLAN CATEGORY            warrants and rights      warrants, and rights      remaining available
-------------            -------------------      --------------------      -------------------
Equity compensation
   plans approved by
   security holders                  40,000       $              0.18                     N/A

Equity compensation
   plans not approved
   by security
   holders                        5,485,768       $              0.15                8,514,232
                         -------------------      --------------------      -------------------

Total                             5,525,768       $              0.15                8,514,232
                         -------------------      --------------------      -------------------

On March 27, 2006 the Board of Directors adopted the 2006 Stock Incentive Plan to provide for the issuance of incentive stock options and/or nonstatutory options to all employees and nonstatutory options to consultants and other service providers. Generally, all options granted to employees and consultants expire in five and three years, respectively, from the date of grant. All options have an exercise price equal to or higher than the fair market value of the Company's stock on the date the options were granted. Options generally vest over three years. The plan reserves 14 million shares of common stock under the Plan and is effective through December 31, 2015.

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

AcuNetx has invested substantial funds in the last several years developing and validating its products. We are producing and marketing the Infrared/Video ENG System, both as a branded product for our major distributor and under the IntelliNetx brand internationally and through independent distributors. In 2007 the VNG line products accounted for virtually all of our revenue. While the current products are being sold into a relatively mature market, recent research has indicated that additional markets may be suitable for our lines, and we will continue to explore those opportunities with our distributors and partners.

Several on-going initiatives are important to our future success. In 2007 we made several important changes to realign its resources. First, it established VisioNetx, Inc. which provides a better capitalization structure for raising the funds necessary to capitalize on its technology for the detection of impairment in the workplace. Second, it licensed the HawkEye(TM) eye observation and recording system from VisioNetx, which should allow AcuNetx management to address this market and generate revenues from the product. Third, it continues to pursue sales and marketing activities for its IntelliNetx division, to take advantage of the growing global opportunity for balance assessment and fall prevention in the elderly, which we believe has the potential to develop into a substantial new market.

We believe that the OrthoNetx product line still has significant potential value in its marketplace, and the relationship with Robinson MedSurg LLC is an important step to maximize this opportunity. .

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006.

Revenues from sales of products increased by $350,832, or 16%, from $2,223,813 in 2006 to $2,574,645 in 2007. Changes in revenue recognition from a retail model in the second quarter of 2007 back to a wholesale model impacts the comparison of these figures. A better way to view the company's progress is a comparison of system unit sales. In 2007, 96 IntelliNetx and private label medical systems were sold, compared to 71 of the same systems sold in 2006. This 35% increase was a result of the IntelliNetx marketing and sales initiatives implemented from the time that the company and its private label distributor changed from an exclusive to a non-exclusive arrangement. Two major distributors accounted for approximately 64% of our sales revenues in 2007, and in 2006 accounted for 86%. While VNG products and supplies continue to make up the majority of our revenue, we did have modest revenue growth from the sale of the HawkEye(TM) eye observation and recording law enforcement system, providing an additional $27,200 of revenue (six systems).

While the Company maintained a steady unit cost for its major systems, the overall gross profit improved from $1,608,796 (72%) in 2006 to $1,960,627 (76%) in 2007. That growth was then offset by sales expense for commission payments. The 2006 net loss of $8,223,391 decreased by $7,346,613, or 89%, to $876,778.
The decrease was due primarily to a 2006 impairment of goodwill, but also to a significant decrease in selling, general and administrative expenses, which decreased $1,484,945, or 37%, from $4,062,300 in 2006 to $2,577,355 in 2007.

Inventory turnover ratio in 2007 was approximately 3:1, compared to 2.5:1 in 2006. This was achieved as we aligned our inventory stocking to the lower volumes. Inventory was down $47,157, or 19%, from $251,436 at December 31, 2006 to $204,279 on December 31, 2007. Collection of accounts receivables has been very satisfactory with only minimal slow paying accounts. Year end net accounts receivable totaled $45,034 on December 31, 2007, a decrease of $51,367, or 53%, from $96,401 on December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, the Company had $205,162 in cash and cash equivalents, $75,000 in restricted cash, $45,034 in net accounts receivable, and $204,279 in inventory. Conversely, the Company had $1,261,933 of current liabilities, which included accounts payable of $395,157. The Company also had accrued liabilities of $794,757, and a $268,551 note payable. In 2007, as noted in the footnotes to the financial statements, the holder of the note declared the company in default. Discussions with that holder, a former director of the Company, have resulted in a settlement agreement that allows for interest payments, then interest plus principal, ending in a final payment on August 1, 2009 for $148,852. Long-term liabilities were $291,705. As of December 31, 2007, AcuNetx had an accumulated deficit of $11,741,583.

AcuNetx has no plans for significant capital equipment expenditures for the foreseeable future.

GOING CONCERN

The Company's independent auditors have included an explanatory paragraph in their report on the December 31, 2007 consolidated financial statements discussing issues which raise substantial doubt about the Company's ability to continue as a "going concern." The going concern qualification is attributable to the Company's operating losses during the year and the amount of capital which the Company projects it needs to satisfy existing liabilities and achieve profitable operations.

Management understands the comments in the auditor's report relative to the Company as a going concern. We have taken a number of actions, described in the footnotes, to significantly reduce expenses and conserve cash. All activities will be focused on maintaining our ability to ship our VNG line of products, as well as the HawkEye (TM) product for law enforcement applications, which continue to serve as our source of revenue. These activities will include maintaining the excellent relationships already formed with our suppliers, distributors, and customers. Any future expenses not related to this core business will be examined in the light of our current liquidity position before approval. Management believes that the plan that has been implemented will allow continuing operations and improvements over time.

EFFECT OF INFLATION

We do not believe that inflation has had a material effect on our net sales or profitability in recent years.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of AcuNetx are attached as a separate section of this Annual Report on Form 10-KSB, commencing with page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with our accountants.

ITEM 8A AND 8A (T). CONTROLS AND PROCEDURES.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Management and the Board of Directors have agreed that the following plan will be used to implement management's responsibility for establishing and maintaining adequate internal controls over financial reporting (ICOFR).

RISK EVALUATION & METHOD OF ASSESSMENT.

Management's evaluation of ICOFR effectiveness was conducted using the financial control elements provided by the Committee of Sponsoring Organizations (COSO) framework. The assessment of risks and internal controls was conducted by all appropriate service providers and member employees of the Company with moderator of the assessment done by the Chairman of our Audit Committee. A log of this assessment is available for detailed study.

The result of this assessment indicates that there are no material weaknesses in internal controls as of December 31, 2007 that would impact the 2007 financial statements. While management concluded that ICOFR were effective, the assessment did highlight areas that could be improved, as described below.

AcuNetx, with a small number of employees, minimizes risk factors in financial controls and reporting by assigning major tasks to individuals within their specialty skills, such as inventory controls and buying process, accounting documentation and disbursal of funds to payables.

Control and evaluation of finances for our partially owned subsidiary out of state may be at risk, but close communication with the financial and operating principals of the subsidiary is maintained in order to assure clarity and accuracy of data.

With a small number of employees the risk for fraud and/or inaccurate financial reporting is minimized because we do not duplicate functions and spread responsibilities to multiple parties.

EFFECTIVENESS OF INTERNAL CONTROLS.

The primary judge of the effectiveness of controls is the quarterly and annual audits that have been done over the past several years and the recent assessment that confirms that there are no material deficiencies that impact the 2007 financial statements.

A principal concern, the recent lack of effectiveness in maintaining a proper central record of corporate documents. is in process of being rectified. This lack of proper record maintenance was caused by the transfer of corporate recordkeeping out of state in January 2006 in connection with a merger, but this transfer was reversed in January 2007 when our records were relocated back to our corporate headquarters in Torrance, California.

The move out of state in 2006 involved new personnel taking responsibility for these items, and the reversal back to Torrance one year later also caused some confusion and delay in locating and organizing corporate documentation in a single location.

AcuNetx is in the process of moving all significant corporate documents to a single dedicated computer in the Torrance office. This data will be backed up on a weekly basis, with the backup located at a separate site for security and audit purposes. We expect to have this project completed by mid 2008.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to the Company's ICFOR during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ONGOING ASSESSMENT AND ACTIVITIES.

The Company received ISO approval by independent auditors for the last two years as required under certain FDA regulations. Wherever ISO procedures or processes may be in conflict with appropriate financial internal controls, there is a mechanism to amend the ISO procedures to be in compliance with our internal financial controls.

Management continues to gather evidence of controls effectiveness by assessing processes and procedures and how each is applied. Also of importance is whether the personnel assigned to a task have the competence and the necessary authority to fulfill the tasks.

By the end of the third quarter of 2008, management plans to have adequate evidence to document and evaluate the design and operating effectiveness of the controls. We will continue to look for material weaknesses in the reporting function as well as control deficiencies that may pose a risk to interim and annual financial statements

By the end of the fourth quarter, management plans to have identified, assessed, and corrected identified deficiencies in the ICOFR process and procedure. This will include whether material weaknesses (if any) affect the company's financial reporting and internal controls, as well as plans to address any material weakness that may occur in the future. These will be described to the company's audit committee as well as our independent auditors.

The 2008 Annual Report will include status reporting on the progress of the company's improvement of effectiveness of its ICOFR Plan and its compliance with COSO financial control elements.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth information on the officers and directors of the
Company:

NAME                            AGE     POSITION
----                            ---     --------

Charles E. Phillips                 72      Chairman of the Board of Directors
Ronald A. Waldorf                   60      President, CEO and a Director
Robert S. Corrigan                  54      Director
Peter Miterko                       54      Director
Terry R. Knapp, M.D.                63      Chairman of VisioNetx, Inc.

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

Mr. Waldorf was Chairman of the Board of Directors of Eye Dynamics between 1991 and 2005 and is currently President and Chief Executive Officer of AcuNetx, Inc. He is also the Chairman of the Board and President of OrthoNetx, Inc. He is the co-inventor of the IR/Video ENG System, SafetyScan and HawkEye products. Since 1969 Waldorf has been active in the field of otolaryngology, primarily in an academic research environment at the University of Florida, College of Medicine and at the University of California (Irvine), Department of Surgery. He has published numerous articles on vestibular and optokinetic research in international scientific and medical journals and was the principal investigator in a research grant funded by the National Institute of Health/National Institute on Alcohol Abuse and Alcoholism (NIH/NIAAA). Mr. Waldorf earned an M.S. from the Department of Physiology of the College of Medicine, University of Florida, in 1972.

Mr. Corrigan has been a director since December 2005. He has been Chairman and Chief Executive Officer of Centennial Capital Group, Inc. for the past twelve years. CCGI is an investment banking enterprise which assists developmental stage and other companies in corporate finance, mergers and acquisitions and business development. Prior to founding CCGI, Mr. Corrigan was employed by the major financial services companies of Merrill Lynch, Pierce Fenner & Smith, Inc. and Paine Webber, Inc. Mr. Corrigan is a Director of AcuNetx, Inc, and VisioNetx, Inc. Mr. Corrigan holds a B.S. degree from Castleton State College, Castleton, Vermont and an M.S. from Youngstown State University, Youngstown, Ohio.

Peter Miterko is a partner and Executive Vice President of Denver Management Advisors, Inc. Previously, he was Chairman of HR Source, the largest compensation, consulting and human resources outsourcing firm in the Rocky Mountain area .As a partner at Ernst & Young, Peter founded and ran the Human Resources Consulting Division of the firm, and served on the firm's U.S. Operating Committee. Peter practiced law in New York City, where he also served as senior associate in compensation and benefits at Carter, Ledyard & Milburn, a Wall Street law firm. He has also served on the Board of the Association of Private Pension and Welfare Plans, a Washington, D.C. based lobbying group and has taught compensation and benefits law at the University Of Denver School Of Law.

Dr. Knapp was a director of AcuNetx between December 2005 and April 2007. In April 2007he became Chairman of the Board of VisioNetx, Inc. He was CEO and a director of OrthoNetx, Inc. between December 2003 and its acquisition by AcuNetx. He served as President and CEO throughout 2006. He was a founder and a director of Collagen Corporation, a publicly traded (NASDAQ) medical device company. He co-founded, served as Chairman and CEO for Lipomatrix, a medical device company based in Switzerland, with operations in the U.S. and Europe, until its acquisition. Dr. Knapp founded PrivaComp, Inc. in 1999 as an information technology solution for health care data management, product tracking and surveillance, and informed consent. Dr. Knapp is a reconstructive facial and hand surgeon, and has spoken and published extensively on matters of quality systems and risk management in health care. Dr. Knapp is President and co-founder of DRL Foundation, a 501(c)3 humanitarian organization for reconstructive surgery and telehealth to developing countries.


ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the information required by Securities and Exchange Commission Regulation S-B Item 402 as to the compensation paid or accrued by us for the two years ended December 31, 2007 for services rendered in all capacities, by all persons who served as our Chief Executive Officer or Chief Financial Officer and the other most highly compensated executive officers during the year ended December 31, 2007(the "Named Executive Officers").


NAME AND PRINCIPAL POSITION

                                                                                        NONQUALIFIED
   NAME AND                                                   OPTION      NON-EQUITY      DEFERRED
  PRINCIPAL       FISCAL                           STOCK      AWARDS    INCENTIVE PLAN  COMPENSATION   ALL OTHER
   POSITION        YEAR     SALARY (1)   BONUS     AWARDS     (A)(B)     COMPENSATION     EARNINGS    COMPENSATION   TOTAL
--------------- ---------- -----------  --------- ---------- --------  --------------- -------------  ------------  --------
Ronald A.         2007      $150,000    -0-        -0-      $122,996         -0-             -0-           -0-      $272,996
Waldorf
Chief             2006      $150,000    -0-        -0-       $77,766         -0-             -0-           -0-      $227,766
Executive
Officer

Terry R.          2007        $-0-      -0-        -0-        -0-            -0-             -0-           -0-        -0-
Knapp, M.D.
Chief             2006      $180,000    -0-        -0-      $204,066         -0-             -0-           -0-      $384,066
Executive
Officer

Douglas           2007         -0-      -0-        -0-        -0-            -0-             -0-           -0-        -0-
McCarthy
Chief             2006      $140,000    -0-        -0-       $81,627         -0-             -0-           -0-      $221,627
Operating
Officer

(A) Options vested and valued using assumptions as described in financial statement Note 11 - STOCK OPTIONS AND WARRANTS.
(B)      Award amended per Narrative Disclosure to the Summary Compensation
         Table.

Narrative Disclosure to the Summary Compensation Table

In January 2008, the Company entered into a new Employment Agreement with Ronald
A. Waldorf, Chief Executive Officer of the Company. The Employment Agreement provides for an annual salary of $150,000, subject to annual cost of living increases, and options to purchase 1.5 million shares of the Company's Common Stock, vesting over a three-year period. The agreement also provides for a stock bonus to purchase 850,000 shares of the Company's Common Stock, vested immediately. If he is terminated without cause, or there is a change in control of AcuNetx, the shares vest immediately.

OUTSTANDING EQUITY AWARDS AT YEAR-END

The following table sets forth information concerning all equity awards held by our Named Executive Officers as of December 31, 2007.

Outstanding Equity Awards at Fiscal Year-End

------------------------------------ ----------------------------------------------------------------------------------------------
               Name                                                 Option awards
------------------------------------ ----------------------------------------------------------------------------------------------

                                        Number of        Number of
                                        securities       securities
                                        underlying       underlying
                                       unexercised       unexercised
                                         options           options                 Equity
                                           (#)               (#)                  incentive     Option exercise        Option
                                       exercisable      unexercisable               plan             price           expiration
                                                                                     (#)              ($)              date
------------------------------------ ----------------- ----------------- ----- ---------------- ----------------- -----------------
Ronald Waldorf                                 20,000                                                0.180           12/9/2008
                                                       -                       -
------------------------------------ ----------------- ----------------- ----- ---------------- ----------------- -----------------
                                              500,000                                                0.198           12/31/2016
Ronald Waldorf                                         -                       -
------------------------------------ ----------------- ----------------- ----- ---------------- ----------------- -----------------
                                              850,000                                                0.067           12/2/2012
Ronald Waldorf                                         -                       -
------------------------------------ ----------------- ----------------- ----- ---------------- ----------------- -----------------
                                              500,000                                                0.198           12/31/2017
Ronald Waldorf                                         -                       -
------------------------------------ ----------------- ----------------- ----- ---------------- ----------------- -----------------
Ronald Waldorf                                                  500,000  (A)                         0.067           12/31/2012
                                     -                                         -
------------------------------------ ----------------- ----------------- ----- ---------------- ----------------- -----------------
                                                                500,000  (B)                         0.067           12/31/2012
Ronald Waldorf                       -                                         -
------------------------------------ ----------------- ----------------- ----- ---------------- ----------------- -----------------
Ronald Waldorf                                                  500,000  (C)                         0.067           12/31/2012
                                     -                                         -
------------------------------------ ----------------- ----------------- ----- ---------------- ----------------- -----------------

(A)      Vests on December 31, 2008
(B)      Vests on December 31, 2009 (C) Vests on December 31, 2010

COMPENSATION OF DIRECTORS

The following table provides information concerning the compensation of all directors for the year ended December 31, 2007.

Director Compensation

---------------------------------------------------------------------------------------------------------------------
                           Name                                Option                All other              Total
                                                               awards               compensation              ($)
                                                                ($)                     ($)
----------------------------------------------------------- ------------- -------- --------------- ----- ------------
Charles E. Phillips                                               37,961  (A)(C)                              37,961
                                                                                                -
----------------------------------------------------------- ------------- -------- --------------- ----- ------------
Robert S. Corrigan                                                37,961  (A)(D)           45,000  (B)        82,961
----------------------------------------------------------- ------------- -------- --------------- ----- ------------

Terry R. Knapp, MD                                                37,961  (A)(E)                -             37,961
----------------------------------------------------------- ------------- -------- --------------- ----- ------------

(A) Options vested and valued using assumptions as described in financial statement Note 11 - STOCKS OPTIONS AND WARRANTS.
(B)      Consulting Fees
(C)      500,000 Options outstanding as of 12/31/2007.
(D)      500,000 Options outstanding as of 12/31/2007.
(E)      1,833,333 Options outstanding as of 12/31/2007.

Narrative Disclosure to the Director Compensation Table

On January 18, 2007 the Board of Directors agreed to provide options to purchase 500,000 shares of Common Stock to each of the three nonemployee directors as compensation for 2007 services pursuant to the 2006 Stock Option Plan.. The stock options vested immediately and are exercisable at $0.09 per share, for a period of five years.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the Common Stock of the Company as of March 24, 2008, by (i) each person known by the Company to beneficially own 5% or more of the outstanding Common Stock of the Company; (ii) each of the Company's directors; (iii) the Named Executive Officers identified in the Summary Compensation Table; and (iv) all directors and Named Executive Officers of the Company as a group.

                                                                                                     Number of          Percentage
        Name & Address                                                                                 Shares              Owned
        ------------------------------------------------------------------------------------------ --------------- ---- ------------
        Randolph C. Robinson - 7144 S Chapparal Cir E Centennial, CO 80016                          8,834,760.00           13.6%

        Winchester Fiduciary Services Limited - 295 Madison Ave 5th Floor New York, NY 10017        7,142,858.00   (1)     11.0%

        Galen Capital Group LLC - 1660 International Drive, #410 McLean, VA 22102                   4,615,120.00   (2)     7.1%

        Charles E. Phillips - 2301 W. 205th St., #102 Torrance, CA 90501                            3,775,489.00   (3)     5.8%

        Ronald A. Waldorf - 2301 W. 205th St., #102 Torrance, CA 90501                              2,372,100.00   (4)     3.6%

        Robert S. Corrigan - 809 St. Andrews Lane, Louisville, CO  80027                            1,650,000.00   (5)     2.5%

        All directors and executive officers as a group (3 persons)                                17,225,369.00   (6)     26.4%

 (1)    Total includes 3,571,429 warrants
 (2)    Total includes 1,388,889 warrants
 (3)    Total includes 1,370,000 options
 (4)    Total includes 1,870,000 options
 (5)    Total includes 1,350,000 options
 (6)    Total includes 2,758,889 options and warrants

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Shares of Common Stock subject to securities currently convertible or convertible within 60 days after March 24, 2008, are deemed to be outstanding in calculating the percentage ownership of a person or group but are not deemed to be outstanding as to any other person or group.

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

Based upon a review of filings made and other information available to it, the Company believes that each of the Company's present Section 16 reporting persons filed all forms required of them by Section 16(a) during the year 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM 13. EXHIBITS


The following exhibits are included herein or incorporated by reference:

2.1 Agreement and Plan of Merger, dated September 1, 2005, among Eye Dynamics, Inc., OrthoNetx, Inc., and Eye Dynamics Acquisition Corp. (1)

3.1    Amended and Restated Articles of Incorporation (2)

3.2    Amended and Restated Bylaws (2)

10.1 Executive Employment Agreement, dated January 1, 2008 between the Company and Ronald A. Waldorf

10.2 Exclusive Licensing Agreement, dated November 1, 1989 between the Company and Ronald A. Waldorf (3)

10.3 Licensing Agreement, dated November 15, 2004 between the Company and Terry Knapp (2)

10.4 Exclusive Manufacturing, Sales, Licensing and Software Ownership Agreement, dated May 18, 2006 between the Company and Medtrak, Inc.

10.5 Standard Multi-Tenant Commercial Industrial Lease-Gross, dated January 9, 2003, between the Company and AMB Property, L.P. (4)

10.6   AcuNetx, Inc. 2006 Non-Executive Directors' Stock Plan (2)

10.7 Licensing Agreement, dated October 30, 2007, between the Company and VisioNetx, Inc.,

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


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to the Company by Spector & Wong for professional services rendered for the fiscal years ended December 31, 2007 and 2006:

Fee Category            Fiscal 2007 Fees    Fiscal 2006 Fees
--------------------- ------------------- -------------------
Audit Fees                    $74,000.00          $74,000.00
Audit-Related Fees
Tax Fees
All Other Fees                                        150.00
--------------------- ------------------- -------------------
Total Fees                    $74,000.00          $74,150.00
===================== =================== ===================

Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Spector & Wong, LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2007 or 2006.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2007 or 2006.

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

                                        AcuNetx, Inc.

                                        By: /s/ Ronald A. Waldorf
                                            ---------------------
                                            Ronald A. Waldorf, President and
                                            Chief Executive Officer
Date: March 31, 2008

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

(1) Principal Executive Officer and Principal Financial and Accounting Officer

/s/ Ronald A. Waldorf        Chief Executive Officer, Interim
---------------------        Chief Financial Officer             March 31, 2008
    Ronald A. Waldorf        and a Director

(3) Directors


/s/ Charles E. Phillips      Director                            March 31, 2008
----------------------
Charles E. Phillips

/s/ Robert S. Corrigan       Director                            March 31, 2008
----------------------
Robert S. Corrigan

/s/ Peter Miterko            Director                            March 31, 2008
----------------
Peter Miterko

                       [Letterhead of Spector & Wong, LLP]

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of AcuNetx, Inc.

We have audited the accompanying consolidated balance sheets of AcuNetx, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AcuNetx, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ SPECTOR & WONG, LLP
-----------------------
Pasadena, CA
March 20, 2008


ACUNETX, INC.
CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006
----------------------------------------------------------------------------------------------

                            ASSETS
 Current Assets                                                        2007           2006
                                                                   ------------    ------------
  Cash                                                             $    205,162    $    202,570
  Restricted Cash                                                        75,000              --
  Accounts receivable, net                                               45,034          96,401
  Inventory                                                             204,279         251,436
  Prepaid expenses and other current assets                              73,685          95,519
                                                                   ------------    ------------
    Total Current Assets                                                603,160         645,926

Property and equipment, net                                              18,064          29,591

Goodwill                                                                     --             362
Other intangible assets                                                 150,472         136,187
Deferred tax assets                                                     220,635         220,635
Other investments                                                            --          14,007
Other assets                                                              2,020           1,563
                                                                   ------------    ------------

TOTAL ASSETS                                                       $    994,351    $  1,048,271
                                                                   ============    ============


            LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                                 $    395,157    $    615,103
  Accrued liabilities                                                   794,757         212,883
  Current portion of long-term debt                                      72,019         244,263
                                                                   ------------    ------------
    Total Current Liabilities                                         1,261,933       1,072,249

Convertible debt, net of debt discount of $6,125                         93,876              --
Long-Term Debt                                                          197,830           1,295
                                                                   ------------    ------------

Total Liabilities                                                     1,553,639       1,073,544
                                                                   ------------    ------------

Minority Deficit                                                         (8,394)             --

Stockholders' Deficit
  Common stock, $0.001 par value; 100,000,000 shares authorized;
    65,142,880 shares issued and outstanding                             65,143          62,975
  Common stock to be issued                                                  --          40,500
  Paid-in capital                                                    11,125,546      10,736,057
  Accumulated deficit                                               (11,741,583)    (10,864,805)
                                                                   ------------    ------------
    Total Stockholders' Deficit                                        (550,894)        (25,273)
                                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $    994,351    $  1,048,271
                                                                   ============    ============


See notes to consolidated financial statements

ACUNETX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

FOR YEARS ENDED DECEMBER 31,                             2007            2006
---------------------------------------------------------------------------------
Sales - Products                                     $  2,574,645    $  2,223,813

Cost of sales - products                                  614,017         615,017
                                                     ------------    ------------

Gross profit                                            1,960,628       1,608,796
                                                     ------------    ------------

Operating Expenses:
  Selling, general and administrative expenses          2,577,355       4,062,300
  Stock option expense                                    253,647         464,349
  Impairment of goodwill                                      362       4,823,138
  Research and development                                     --         285,332
                                                     ------------    ------------
Total Operating Expenses                                2,831,364       9,635,119
                                                     ------------    ------------

Operating loss                                           (870,736)     (8,026,323)
                                                     ------------    ------------

Other income(expenses)
  Interest and other income                                27,477          17,769
  Loss on equity-method investments                            --        (173,278)
  Interest and other expenses                             (54,633)        (40,393)
                                                     ------------    ------------
    Total other income (expenses)                         (27,156)       (195,902)
                                                     ------------    ------------

Net loss before income taxes and minority interest       (897,892)     (8,222,225)

Provision for income taxes                                    800           1,166
                                                     ------------    ------------

Net loss before minority interest                        (898,692)     (8,223,391)

Minority interest in losses of subsidiaries                21,914              --
                                                     ------------    ------------

Net loss                                             $   (876,778)   $ (8,223,391)
                                                     ============    ============

Net Loss per share-Basic and Diluted                 $      (0.01)   $      (0.14)
                                                     ============    ============

Weighted average number of common shares               63,703,365      57,605,037



See notes to consolidated financial statements

ACUNETX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                         Common
                                      Common Stock                      Stock to        Paid-in     Accumulated
                                         Shares           Amount       be issued        Capital       Deficit             Total
                                      --------------------------------------------------------------------------------------------
Balance at December 31, 2005            47,817,651    $     47,818    $       --      $  8,287,172    $ (2,641,414)   $  5,693,576

Issuance of stock for services           3,316,259           3,316          40,500         350,684                         394,500

Issuance of stock for cash              11,438,892          11,439                       1,530,090                       1,541,529

Exercise of warrants                       399,999             400                          19,600                          20,000

Issuance shares on OrthoNetx merger          2,013               2                             360                             362

Stock option and warrant expenses                                                          548,151                         548,151

Net loss                                                                                                (8,223,391)     (8,223,391)
                                      --------------------------------------------------------------------------------------------

Balance at December 31, 2006            62,974,814    $     62,975    $     40,500    $ 10,736,057    $(10,864,805)   $    (25,273)
                                      --------------------------------------------------------------------------------------------

Issuance of stock for services             225,000             225         (40,500)         40,275                              --

Issuance of stock for cash                 785,715             786                          54,214                          55,000

Issuance of stock for accounts
   payable                                  57,143              57                           3,943                           4,000

Return to treasury                      (1,064,078)         (1,064)                        (20,205)                        (21,269)

Shares adjustments on prior
year subscriptions                       2,164,286           2,164                          (2,164)                             --

Stock option and warrant expenses                                                          246,649                         246,649

Equity adjustments related to
    subsidiary stock transactions                                                           66,777                          66,777

Net loss                                                                                                  (876,778)       (876,778)
                                      --------------------------------------------------------------------------------------------

Balance at December 31, 2007            65,142,880    $     65,143    $       --      $ 11,125,546    $(11,741,583)   $   (550,894)
                                      ============================================================================================

See notes to consolidated financial statements


ACUNETX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR YEAR ENDED DECEMBER 31,                                         2007         2006
------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                     $  (876,778)   $(8,223,391)

  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Minority interest in loss of subsidiaries                      (21,914)            --
    Depreciation                                                    11,527          7,047
    Issuance of stocks and stock equity awards for services        319,447        942,651
    Provision for bad debt                                           6,089          7,865
    Provision for inventory valuation                                   --         56,863
    Impairment of goodwill and intangible assets                    10,434      4,823,138
    Gain on recovery from loan loss                                (24,000)            --
    Amortization of debt discount                                    1,375             --
    Deferred tax (benefit)                                              --            366
    (Gain) or loss on equity-method investments                         --        173,278
    Loss on disposal of assets                                          --          2,521
    Write-off fixed assets                                              --          1,174
    (Increase) Decrease in:
     Accounts Receivable                                            45,278         11,833
     Inventory                                                      47,157         12,961
     Prepaid and Others                                             21,377         (6,116)
    Increase (Decrease) in:
     Accounts Payable and Accrued Liabilities                      387,379        463,282
                                                               -----------    -----------
Net cash flows provided by (used in) operating activities          (72,628)    (1,726,528)
                                                               -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:
  Closing of Certificate of Deposits                                    --        305,274
  Capitalize of patent costs and trademarks                        (24,357)       (46,566)
  Purchase of property and equipment                                    --         (6,250)
  Cash collected from note receivable                               24,000            --
                                                               -----------    -----------
Net cash flows provided by (used in) investing activities             (357)       252,458
                                                               -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net proceeds from sales of common stocks                          55,000      1,541,529
  Repurchase of common stocks                                       (7,262)            --
  Net proceeds from exercising of stock warrants                       --          20,000
  Proceeds from convertible debt                                    25,000             --
  Increase in long-term debt                                         3,369             --
  Net repayments on notes payable                                     (530)       (56,229)
                                                               -----------    -----------
Net cash flows provided by (used in) financing activities           75,577      1,505,300
                                                               -----------    -----------

NET INCREASE (DECREASE) IN CASH                                      2,592         31,230

CASH BALANCE AT BEGINNING OF YEAR                                  202,570        171,340
                                                               -----------    -----------

CASH BALANCE AT END OF YEAR                                    $   205,162    $   202,570
                                                               ===========    ===========

Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                                $    14,982    $    32,554
  Taxes Paid                                                   $       800    $       800

Schedule of noncash investing and financing activities:
 Retirement of common stocks for an equity-method investment   $    14,007    $       --
 Conversion of accrued interest into debt principal            $    21,451    $        --
 Issuance of warrants as debt discount                         $     7,500    $        --
 Note payable incurred for purchase of fixed asset             $        --    $     1,787
 Issuance of common stocks for:
    Accounts Payable                                           $     4,000    $        --
    Merger with OrthoNetx                                      $        --    $       362


See notes to consolidated financial statements

ACUNETX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND CRITICAL ACCOUNTING POLICIES

AcuNetx, Inc., a Nevada corporation, (the "Company" or "AcuNetx", formerly known as Eye Dynamics, Inc. or "EDI") and its subsidiaries OrthoNetx Inc. and VisioNetx Inc., combine diagnostic, analytical and therapeutic devices with proprietary software to permit: health providers to diagnose and treat balance disorders and various bone deficiencies; law enforcement officers to evaluate roadside sobriety; and employers in high-risk industries to determine, in real-time, the mental fitness of their employees to perform mission-critical tasks. AcuNetx is headquartered in Torrance, California.

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

AcuNetx products include the followings: (a) Neurological diagnostic equipment that measures, tracks and records human eye movements, utilizing the company's proprietary technology and computer software, as a method to diagnose problems of the vestibular (balance) system and other balance disorders; (b) Devices designed to test individuals for impaired performance resulting from the influences of alcohol, drugs, illness, stress and other factors that affect eye and pupil performance. These products target the occupational safety and law enforcement markets; (c) Orthopedic and craniomaxillofacial (skull and jaw) surgery products, which generate new bone through the process of distraction osteogenesis; and (d) A proprietary information technology system called SmartDevice-Connect(TM) ("SDC") that establishes product registry to individual patients and tracks device behavior for post-market surveillance, adverse event and outcomes reporting, and creates "smart devices" that gather and transmit physiological data concerning the device and its interaction with patients.

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

REVENUE RECOGNITION: The Company recognizes revenue from the sale of products, and related costs of products sold, where persuasive evidence of an arrangement exists, shipment has occurred, the seller's price is fixed or determinable and collectibility is reasonably assured.

For its domestic customers, the Company supplies systems through several distribution channels; though its IntelliNetx sales group of manufacturer representatives and international dealers, its private label distributor, MedTrak Technologies, Inc. (Scottsdale, AZ) and its direct sales, commission-based, HawkEye(TM) team. Revenue is recognized when products are shipped. No provisions were established for estimated product returns and allowances based on the Company's historical experience. Price discounts and other sales incentives are charged to sales when sales are recognized.

The Company provides repair and maintenance, consulting and education services to its customers. Revenue from such services is generally recognized over the period during which the service is performed or on a service-performed basis.

The Company evaluated Statement of Position No. 97-2, "SOFTWARE REVENUE RECOGNITION" ("SOP 97-2"), but does not expect that SOP 97-2 will have a material impact on the Company's financial position, results of operations, or cash flows since the Company did not sell, license, lease or market any individual computer software. The Company's computer software is included with equipment sales and is not sold separately.

ACCOUNTS RECEIVABLE: The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on the history of past write-offs and collections and current credit conditions. An allowance for doubtful accounts of $11,143 and $5,345 has been established for the years ended December 31, 2007 and 2006, respectively.

ACUNETX, INC.

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

The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123(R) and the EITF Issue No. 00-18, "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES." SFAS No. 123(R) states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Under the guidance in Issue 00-18, the measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

CONVERTIBLE PROMISSORY NOTES AND WARRANTS: The Company has evaluated all freestanding instruments and embedded features embodied in the Convertible Promissory Notes financing arrangement in accordance with current accounting standards for complex financing transactions. The following points illustrate the key considerations in the Company's evaluation:

     o The terms and features of the Convertible Promissory Notes resulted in the Company's conclusion that the instrument was more akin to a debt security than an equity security. Therefore, embedded features that met the definition of derivative financial features were evaluated for their clear and close relationship with a debt instrument. Significant features included conversion features; redemption features and interest features. While conversion features, such as those included in the Convertible Promissory Notes, are generally not clearly and closely related to debt instruments, the Company was afforded the "Conventional Convertible" exemption from derivative accounting. While redemption features and interest features are generally considered clearly and closely related to debt instruments, the Company was also afforded the "Conventional Convertible" exemption from derivative accounting.

     o The terms and features of the freestanding warrants were evaluated under the guidance for equity classification set forth in EITF 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO A COMPANY'S OWN STOCK" and EITF 05-04, "THE EFFECT OF A LIQUIDATING DAMAGES CLAUSE ON A FREESTANDING FINANCIAL INSTRUMENT SUBJECT TO EITF 00-19." As a result, the Company concluded that the warrants did not rise to an uneconomic settlement. In addition, all other indicators of equity provided in EITF 00-19 were present. Therefore, the warrants were afforded equity classification.

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

ACUNETX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND CRITICAL ACCOUNTING POLICIES (CONTINUED)

INVENTORIES: Costs incurred for materials, technology and shipping are capitalized as inventories and charged to cost of sales when revenue is recognized. Inventories consist of finished goods and are stated at the lower of cost or market, using the first-in, first-out method. A provision is provided for slow-moving facial bone devices and demo units.

PROPERTY AND EQUIPMENT: Property and Equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the following estimated useful lives of the assets: 3 years for computer software, 5 to 7 years for computer and office equipment, and 7 years for furniture and fixtures. Depreciation expense was $11,527 and $7,047 for 2007 and 2006, respectively.

OTHER INTANGIBLE ASSETS: Other intangible assets consist primarily of intellectual property and trademarks. The Company capitalizes intellectual property costs as incurred, excluding costs associated with Company personnel, relating to patenting its technology. The majority of capitalized costs represent legal fees related to patent applications. If the Company elects to stop pursuing a particular patent application or determines that a patent application is not likely to be awarded or elects to discontinue payment of required maintenance fees for a particular patent, the Company, at that time, records as expense the capitalized amount of such patent application or patent. Awarded patents will be amortized over the shorter of the economic or legal life of the patent. Trademarks are not amortized, but rather are tested for impairment at least annually.

In December of 2007, the Company stopped paying for certain AcuNetx graphic art trademark maintenance fees. As a result, the Company conducted an impairment evaluation, which resulted in a $10,072 impairment charge to these trademarks, classified in the caption "selling, general and administrative expenses". There was no impairment of other intangible assets for the year ended December 31, 2006.

GOODWILL: The Company accounts for Goodwill and Intangible Assets in accordance with SFAS No. 141, "BUSINESS COMBINATIONS" and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS." Under SFAS No. 142, goodwill and intangibles that are deemed to have indefinite lives are no longer amortized but, instead, are to be reviewed at least annually for impairment. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of the fair value and/or goodwill impairment for each reporting unit. The Company's annual impairment review of goodwill has identified that the goodwill impairment charge of $362 and $4,823,138 for the years ended December 31, 2007 and 2006, respectively.

INCOME TAXES: Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.

ADVERTISING COSTS: The Company uses advertising to promote its product lines. The costs of advertising are expensed when time the advertising takes place. Advertising expenses were $8,717 and $24,326 for 2007 and 2006, respectively.

SHIPPING AND HANDLING COSTS: The Company historically has included inbound shipping charges in cost of sales and classified outbound shipping charges as operating expenses. For the years ended December 31, 2007 and 2006, the outbound shipping charges included in operating expenses were $36,897 and $50,255, respectively.

RESEARCH AND DEVELOPMENT COSTS: Research and development costs are expensed as incurred and consist primarily of product development costs. Financial accounting standards require the capitalization of certain development costs after technological feasibility of the product is established. In the development of the Company's new products and enhancements to existing products, technological feasibility is not established until substantially all product development is complete. As a result, product development costs that are eligible for capitalization are considered insignificant and are charged to research and development expense. During the years ended December 31, 2007 and 2006, research and development costs were $0 and $285,332, respectively.

ACUNETX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND CRITICAL ACCOUNTING POLICIES (CONTINUED)

MINORITY INTEREST (DEFICIT): Minority interest (deficit) represents other stockholders' proportionate share in the equity (deficit) of VisioNetx, Inc. At December 31, 2007, the Company owned 84% of the issued and outstanding common stocks in VisioNetx, Inc.

NEW ACCOUNTING PRONOUNCEMENTS: In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115." SFAS No. 159 provides companies with an option to measure, at specified election dates, certain financial instruments and other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in its financial statements during each subsequent reporting date. SAFS No.159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect SFAS 159 to have material impact on its consolidated financial position, results of operations and cash flows.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, "DEFINITION OF SETTLEMENT IN FASB INTERPRETATION NO. 48." FSP 48-1 amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP 48-1 required application upon the initial adoption of FIN 48. The adoption of FSP 48-1 did not affect the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "NONCONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS - AN AMENDMENT OF ARB No. 51." SFAS 160 clarifies the accounting for noncontrolling or minority interests. This statement requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent's owners and interests of the noncontrolling owners of a subsidiary. Those expanded disclosures include a reconciliation of the beginning and ending balances of the equity attributable to the parent and the noncontrolling owners and a schedule showing the effects of changes in a parent's ownership interest in a subsidiary on the equity attributable to the parent. The provisions of SFAS 160 are effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS 160 on its consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES", ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "ACCOUNTING FOR INCOME TAXES." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not engage in risky tax transactions and therefore does not anticipate the need for a FIN 48 tax adjustment.

In September 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. SFAS No. 157 is effective for the Company beginning January 1, 2008.

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

ACUNETX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND CRITICAL ACCOUNTING POLICIES (CONTINUED)

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

As indicated in the accompanying consolidated financial statements, the Company incurred operating losses totaling $876,778 and $8,223,391 for the years ended December 31, 2007 and 2006 respectively. In addition, the Company has a working capital deficit of $658,833 and an accumulated deficit of $11,741,583 as of December 31, 2007. Total liabilities exceeded its total assets by $559,287. In the near term, the Company expects the operating cash flows will not be sufficient to cover all the old debt and payables.

Management of the Company plans to cover current operating costs and to reduce the working capital deficit through sales growth, cost reduction and equity financing. In addition, VisioNetx, Inc. has recruited senior management and is seeking funding that will allow it to move forward with its marketing and sales efforts. During 2007, the Company and VisioNetx, Inc. raised a total sum of $155,000 through selling its common stocks and convertible notes payable. Subsequent to 2007, an additional sum of $15,050 was raised.

The ability of the Company to continue as a going concern is dependent on its ability to meet its financing requirements and the success of its future operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ACUNETX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 3 - BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

                                               AT DECEMBER 31,
 ACCOUNTS RECEIVABLE, NET                      2007        2006
                                            ---------    ---------
Accounts Receivable                         $  56,177    $ 101,746
Allowance for Bad Debt                        (11,143)      (5,345)
                                            ---------    ---------
  Total Accounts Receivable, Net            $  45,034    $  96,401
                                            =========    =========

INVENTORY
Finished Goods                              $ 170,698    $ 252,424
Demo units                                     85,206       55,875
Allowance for loss in inventory               (51,624)     (56,863)
                                            ---------    ---------
  Total Inventory                           $ 204,279    $ 251,436
                                            =========    =========

PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid Insurance                           $  23,038    $  45,709
Prepaid rent and deposit                        2,065        7,321
Employee advance                                3,415           --
Other Prepaid Expenses                         45,167       42,489
                                            ---------    ---------
  Total Prepaids and Others                 $  73,685    $  95,519
                                            =========    =========

PROPERTY AND EQUIPMENT, NET
Furniture and Fixtures                      $   9,531    $   9,531
Equipment                                      40,530       41,698
Software                                        5,757        5,110
                                            ---------    ---------
                                               55,818       56,339
Accumulated Depreciation                      (37,754)     (26,748)
                                            ---------    ---------
  Total Property and Equipment, Net         $  18,064    $  29,591
                                            =========    =========

ACCRUED LIABILITIES
Warranty reserve                            $  11,339    $  17,200
Accrued payroll and related taxes             120,887      191,028
Accrued consulting fees                       254,967      223,250
Accrued vacation                               18,072       24,003
Accrued professional fees                     136,413           --
Related party payable                          42,165           --
Other accrued liabilities                     210,915      167,402
                                            ---------    ---------
  Total Accrued Liabilities                 $ 794,757    $ 212,883
                                            =========    =========

ACUNETX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - IMPAIRMENT OF GOODWILL

The Company recorded $4,823,500 of goodwill in connection with its acquisition of OrthoNetx in 2005. The amount that the Company recorded in connection with this acquisition was determined by comparing the aggregate amounts of the respective purchase price plus related transaction costs to the fair values of the net tangible and identifiable intangible assets acquired for the business acquired.

The Company performed its annual impairment test of goodwill at its designated valuation dates of December 31, 2006 and 2007 in accordance with SFAS 142. As a result of these tests, the Company determined that the amount of goodwill recorded was not recoverable. Accordingly the Company recorded a goodwill impairment charge of $362 and $4,823,138 for the years ended December 31, 2007 and 2006, respectively.

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

NOTE 5 - OTHER INTANGIBLE ASSETS

The Company capitalizes intellectual property costs as incurred, excluding costs associated with Company personnel, relating to patenting its technology. The majority of capitalized costs represent legal fees related to patent applications. Awarded patents will be amortized over the shorter of the economic or legal life of the patent.

In December 2007, two intellectual properties were awarded. These two patents will be amortized using the straight-line method over 17 years commencing January 1, 2008.

The Company's intangible assets consisted of the following at December 31, 2007 and 2006:

                                    2007       2006
                                  --------   --------
Pending Intellectual Property     $128,518   $126,115
Awarded patents                     21,954         --
Trademarks                              --     10,072
Accumulated amortization                --         --
                                  --------   --------
 Total Accounts Receivable, Net   $150,472   $136,187
                                  ========   ========


Future amortization expense as of December 31, 2007 was as follows:

Years ended December 31,
------------------------
2008            $ 1,291
2009              1,291
2010              1,291
2011              1,291
2012 and over    16,788
                -------
Total           $21,954
                =======

ACUNETX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - SALES OF INVESTMENTS

On March 28, 2007, the Company entered into an agreement to exchange the shares of common stock it holds in High Precision Devices, Inc. ("HPD"), a privately held Colorado corporation, for all the common stock of the Company held by HPD, which were 483,100 shares. The market value of the shares returned to the Company at closing was $14,007, which was equal to the carrying value. Accordingly, the Company did not recognize any gain or loss on this transaction. The returned shares were retired at March 31, 2007. The Company recognized a loss of $173,278 on this investment in 2006.

NOTE 7 - SETTLEMENT ON NOTES RECEIVABLE

In March 2007, the Company entered into a settlement agreement with a former employee who created indebtedness to the Company of $49,489 in 2001 to 2004 and had agreed to a Note Receivable (Receivable). The employee had been in default on payments on this Receivable, which was fully reserved in 2004. The agreement calls for the former employee to repay the Company $55,000 at a rate of $4,000 per month beginning in March 2007. The Company collected $24,000 through December 31, 2007. The former employee is three months in arrears of payments as of December 31, 2007. The Company is seeking to collect the stock certificate of a public company which was provided as a security of the agreement.

NOTE 8 - BORROWINGS

NOTE PAYABLE TO RELATED PARTY

On June 30, 2007, the Company entered into an Agreement for Extension and Amendment of Note ("Agreement") with a related party. Under the Agreement, the Company's subsidiary, OrthoNetx, Inc. executed an Amended and Extended Promissory Note in favor of a related party, in the principal amount of $268,551. The new note replaces a promissory note issued by OrthoNetx, Inc. on January 30, 2005 in the original amount of $300,000. The new note bears interest at 13% per annum, and provides for payments of interest that commenced on August 1, 2007. Payments of principal and interest will commence on February 1, 2008, based on a 36-month amortization. All principal and interest is due on August 1, 2009. As of December 31, 2007, the Company has made all scheduled interest payments.

Under the Agreement, the Company entered into a Commercial Guaranty under which it guaranteed payment of the note. Also, the related party entered into a termination of guaranty to release the former CEO from his guaranty of the original note.

In accordance with SFAS No. 15, "ACCOUNTING BY DEBTORS AND CREDITORS FOR TROUBLED DEBT RESTRUCTURING," the carrying amount of the old debt was not changed as it did not exceed the future cash payments specified by the new debt terms. The difference will be amortized over the life of the new debt using the effective interest method.

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
                                                                 =========

ACUNETX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - BORROWINGS (CONTINUED)

LONG-TERM DEBT

At December 31,                                                                  2007          2006
-----------------------------------------------------------------------------------------------------
Installment note payable secured by computer equipment.                      $     589    $   1,827
Monthly payments total $81, including interest at 18.99%. The original note amount was $2,062. Matures July 21, 2009.

Reconstructed note payable to related party. Monthly interest payment only                 --
13% through January 31. 2008. Effective February 1, 2008, principal and
interest payment based on a 36-month amortization. Matures August 1, 2009.      268,551           --
                                                                              ---------    ---------
                                                                                269,141        1,827
 Less: Current Maturities                                                       (71,901)        (532)
                                                                              ---------    ---------
         Long-term debt                                                       $ 197,240    $   1,295
                                                                              =========    =========

The following is a schedule of the maturities of long-term debt:

 Years ended December 31,
-------------------------
2008                          $ 71,901
2009                           197,240
                              --------
                              $269,141
                              ========


SERIES A CONVERTIBLE PROMISSORY NOTE

On May 21, 2007, VisioNetx Inc. conducted a private placement offering to sell and issue convertible notes and detachable warrants up to $500,000. The offering price is $50,000 per unit, each unit consisting of a convertible debenture in the amount of $50,000 and a detachable warrant to purchase shares of VisioNetx common stock. The note bears interest payable annually at 10% per annum, and is due the earlier of (i) December 31, 2010 or (ii) two years from the closing date of a minimum of $300,000 of units were sold. In the event that VisioNetx (i) issues and sells its common stock for aggregate consideration of at least $3.5 million ("Qualified Financing") and (ii) the note has not been paid in full, then the entire outstanding principal and all unpaid accrued interest of the note shall automatically convert into shares of VisioNetx under the same terms and conditions as those for investors in the Qualified Financing. Subscribers to this offering will receive a warrant to purchase VisioNetx shares equal to a 150% of the common stock to be issued to investors in the Qualified Financing. The warrants expire in seven years after the date of issuance.

The offering was closed on September 14, 2007. Through that date, VisioNetx had sold one half of a unit and received $25,000 in proceeds. In consideration for the release of the funds from escrow for the Company's working capital needs, VisioNetx agreed to issue to the subscriber an additional warrant, with the same terms and conditions as the previously issued warrant for an additional 50% of the common stock to be issued to investors in a Qualified Financing.

The Company allocated the proceeds between the convertible note ($17,500) and the warrants ($7,500) based on the management's subjective judgment as the exercise price of the warrants and the conversion feature of the note were not determinable. The warrants were classified as a component of equity and charged against the note as a debt discount which will be amortized over the life of the note using the effective interest method.

CONVERTIBLE PROMISSORY NOTES

On November 9, 2007, VisioNetx Inc. initiated a private placement offering to sell and issue convertible notes for up to $750,000. The offering price is $50,000 per unit consisting of a convertible debenture in the amount of $50,000 which has underlying warrants. The notes bear interest payable annually at 8% per annum, and are due the earlier of (i) eighteen months from the date of issue or (ii) upon completion of a financing of New Securities, as defined, of at least $2.0 million ("Qualified Financing"). Upon completion of a Qualified Financing the note holder shall convert the principal and interest of this note into the New Securities. Also upon conversion of the note, the note holder shall received warrants to purchase up to 100% of the number of New Securities to be issued. The warrants are exercisable for five (5) years.

ACUNETX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - BORROWINGS (CONTINUED)

Upon completion of a Qualified Offering, the Company may redeem the notes for a cash payment equal to the note amount plus any accrued, but unpaid interest. However, upon completion of a Qualified Offering and election to redeem the notes, the note holder will be given 30 days notice to elect to either receive the proceeds of the redemption (and receive the underlying warrants) or convert the notes into New Securities subject to the terms of the Qualified Offering.

At December 31, 2007 the Company had received $75,000 in proceeds from this offering and has deposited these funds in a restricted cash account. Under the terms of this offering, proceeds from the offering are available for use by the Company upon receipt of at least $300,000.

NOTE 9 - INCOME TAXES

The provision for income taxes (benefits) consisted of the following:

For the Year ended December 31,           2007              2006
-----------------------------------------------------------------
Federal:
  Current                                $    --            $  --
  Deferred                                    --              377
                                         -------          -------
                                              --              377
                                         -------          -------
State:
  Current                                    800              800
  Deferred                                    --              (11)
                                         -------          -------
                                             800              789
                                         -------          -------

Total                                    $   800          $ 1,166
                                         =======          =======

The provision for income taxes differs from the amount computed by applying the federal statutory rate to the income tax expense (benefit) at the effective rate is as follows:

For years ended December 31,                        2007               2006
------------------------------------------------------------------------------
Income tax expense (benefit) at statutory rate    $  (282,579)    $(2,795,953)
State tax expense, net of federal benefit                (272)           (272)
Nondeductible deferred stock services                  94,842         186,371
NOL Carryforwards                                          --              --
Others                                                  1,879           4,647
Valuation Allowance                                   186,930       2,606,372
                                                  -----------     -----------
  Provision of income tax (benefit)               $       800     $     1,166
                                                  ===========     ===========

The components of the deferred net tax assets are as follows:

At December 31,                               2007                2006
----------------------------------------------------------------------------
 Net Operating Loss Carryforwards         $ 2,586,715           $ 2,039,478
 Property and equipment                          (824)                 (329)
 Accruals and reserves                      2,335,252             2,256,990
 Other                                            547               261,186
 Valuation Allowance                       (4,701,055)           (4,336,690)
                                          -----------           -----------
 Net deferred tax assets                  $   220,635           $   220,635
                                          ===========           ===========

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

As of December 31, 2007, the Company has net operating loss carryforwards of approximately, $6,800,000 and $4,300,000 to reduce future federal and state taxable income, respectively. To the extent not utilized, the federal net operating loss carryforwards will begin to expire in fiscal 2009 and the state net operating loss carryforwards will begin to expire in fiscal 2012.

ACUNETX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - STOCKHOLDERS' EQUITY

COMMON STOCK RETIREMENT

On April 17, 2007, the Company repurchased and retired 580,978 shares of its common Stock. The shares were purchased from a single shareholder in a privately negotiated transaction at $0.0125 per share for a total repurchase price of $7,262.

SELF-WRITTEN OFFERING

In May 2007, the Company conducted a self-written offering to sell up to $200,000 of its equity units which consist of one share of the Company's common stock and one warrant to purchase an additional share of common stock. Each unit is sold for the sum of $0.07. The exercise price for the warrant included in the unit is $0.10 and expires two years from the date of purchase. As of December 31, 2007, the Company raised $55,000 from the offering and sold 785,715 units.

In July 2007, pursuant to the terms in the investment agreement, the Company resolved to issue additional 2,164,286 shares of the common stock to the investors who subscribed to the Company shares in October 2006. In addition, the Company cancelled all the warrant agreements that were attached in lieu of the shares sold and reissued new warrant agreements to those investors. The new warrant agreements reduced the exercise price from $0.20 per share to $0.10 per share and revised the expiration date to July 11, 2009.

Non-Executive Directors' Stock Plan

On January 18, 2007 the Board of Directors agreed to provide 500,000 stock options to each of the three nonemployee directors as compensation for 2007 services pursuant to the 2006 Stock Option Plan established on March 27, 2006. The stock options vested immediately and are exercisable at $0.09 per share for a period of five years.

On December 3, 2007 the Board of Directors agreed to provide 850,000 stock options to each of the two nonemployee directors as compensation for 2008 services pursuant to the 2006 Stock Option Plan established on March 27, 2006. The stock options vested immediately and are exercisable at $0.061 per share for a period of five years.

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

For the year ended December 31, 2007 and 2006, the Company recognized directors' compensation of $113,884 and $184,500, respectively.

Subsidiary Stock Transactions

On January 8, 2007, VisioNetx resolved to issue 800,000 shares to three non-executive directors for their services provided at a fair value of $0.001 per share or aggregate of $800.

On July 16, 2007, VisioNetx entered into three executive employment agreements providing that VisioNetx agreed to issue 650,000 shares at a fair value of $0.10 per share to these executives. The shares will not be issued until the first equity financing was obtained. The aggregate amount of $65,000 was accrued and classify as an equity component.

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

ACUNETX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11 - STOCKS OPTIONS AND WARRANTS

STOCK OPTIONS

On March 27, 2006 the Board of Directors approved and adopted the 2006 Stock Incentive Plan to provide for the issuance of incentive stock options and/or nonstatutory options to all employees and nonstatutory options to consultants and other service providers. Generally, all options granted to employees and consultants expire in three to ten years from the date of grant. All options have an exercise price equal to or higher than the fair market value of the Company's stock on the date the options were issued. It is the policy of the Company to issue new shares for stock option exercised and restricted stock, rather than issue treasury shares. Options generally vest immediately or over a three year period. The plan reserves 14 million shares of common stock under the Plan and shall be effective through December 31, 2015.

A summary of the status of stock options issued by the Company as of December 31, 2007 and 2006 is presented in the following table.

                                                           2007                            2006
                                              -----------------------------------------------------------
                                                                Weighted                          Weighted
                                                  Number        Average          Number          Average
                                                    of          Exercise           of           Exercise
                                                  Shares         Price           Shares           Price
                                              -----------------------------------------------------------
Outstanding at beginning of year                  7,309,102    $    0.21           415,000     $    0.15
Granted                                           2,425,000    $    0.08         6,894,102     $    0.21
Exercised/Expired/Cancelled                      (4,208,334)   $    0.21                 0     $    0.00
                                              --------------                --------------
Outstanding at end of period                      5,525,768    $    0.15         7,309,102     $    0.21
                                              ==============                ==============

Exercisable at end of period                      5,525,768    $    0.15         2,975,768     $    0.20
                                              ==============                ==============


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

                                                        2007            2006
                                                    ----------------------------
Weighted average fair value per option granted      $     0.07      $     0.17
Risk-free interest rate                                   4.19%           4.41%
Expected dividend yield                                   0.00%           0.00%
Expected lives                                            5.00            9.80
Expected volatility                                     126.12%         155.69%


For the years ended December 31, 2007 and 2006, the Company recognized pre-tax stock option compensation expense of $246,649 and $464,349, respectively.

The following table sets forth additional information about stock options outstanding at December 31, 2007:

                                    Weighted
                                     Average         Weighted
    Range of                        Remaining         Average
    Exercise       Options         Contractual       Exercise         Options
     Prices      Outstanding          Life             Price        Exercisable
--------------------------------------------------------------------------------
 $0.01-$0.30      5,525,768        6.62 years           $0.15         5,525,768

Stock Warrants

As of December 31, 2007 and 2006, the Company had 12,083,336 and 9,383,335 outstanding warrants, respectively. The warrants allow for the purchase of common stock at pricing ranging from $0.10 to $2.00 per share.

In December 2007, the Board approved to extend 3,333,340 warrants attached in lieu of stocks sold between 2005 and 2006 for one year to December 22, 2008 and reduced exercised price from $0.33 per share to $0.165 per share. The modification has no impact on the Company's net loss.

ACUNETX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11 - STOCKS OPTIONS AND WARRANTS (CONTINUED)

VisioNetx, Inc.

On August 16, 2007, the shareholders of VisioNetx, Inc. approved the adoption of the 2007 Stock Incentive Plan to provide for the issuance of incentive stock options and/or non-statutory options to officers, directors, employees, and consultants who provide services to VisioNetx. All options have an exercise price equal to or higher than the fair market value of VisioNetx common stock on the date the options were granted. Options generally vest over three years and exercisable for ten years from the date of grant. The plan reserves 1 million shares of common stock.

A summary of the status of stock options issued by VisioNetx as of December 31, 2007 is presented in the following table.

                                        -----------------------------
                                                           Weighted
                                          Number           Average
                                            of             Exercise
                                          Shares            Price
                                        -----------------------------
Outstanding at beginning of year               --          $   0.00
Granted                                   479,500          $   0.10
Exercised/Expired/Cancelled                    --          $   0.00
                                          -------
Outstanding at end of period              479,500          $   0.10
                                          ======

Exercisable at end of period              157,278          $   0.10
                                          ======

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes Merton option valuation model. The assumptions are listed in the table below. Expected volatilities are based on the historical volatility of the AcuNetx's stock. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

                                                           2007
                                                        -----------
Weighted average fair value per option granted          $     0.05
Risk-free interest rate                                       4.51%
Expected dividend yield                                       0.00%
Expected lives                                                8.78
Expected volatility                                         143.00%


As of December 31, 2007 there was $16,165 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 2.67 years.

For the years ended December 31, 2007, VisioNetx, Inc. recognized pre-tax stock option compensation expense of $6,999.

The following table sets forth additional information about stock options outstanding at December 31, 2007:

                                   Weighted
                                    Average       Weighted
    Range of                       Remaining       Average
    Exercise     Options          Contractual     Exercise         Options
     Prices      Outstanding         Life           Price        Exercisable
-------------------------------------------------------------------------------
 $    0.10        479,500         8.49 years        $0.10           157,278

ACUNETX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

Years ended December 31,                         2007                   2006
-------------------------------------------------------------------------------
Numerator:
  Net loss                                  $   (876,778)         $ (8,223,391)
                                            ------------          ------------
Denominator:
  Weighted average of common shares           63,703,365            57,605,037
                                            ------------          ------------

Net loss per share-basic and diluted        $      (0.01)         $      (0.14)

As the Company incurred net loss for the year ended December 31, 2007, the effect of dilutive securities totaling 173 equivalent shares has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive. As of December 31, 2007, stock options and warrants to purchase approximately 17,534,104 shares of the Company's common stocks were out of the money.

As the Company incurred net loss for the year ended December 31, 2006, the effect of dilutive securities totaling 346,703 equivalent shares has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

NOTE 13 - FORMATION OF SUBSIDIARY

The Company formed a new subsidiary, VisioNetx, Inc. ("VisioNetx"), and transferred certain intangible assets and liabilities related to the Company's impairment detection devices. The carrying value of the assets (totaling $30,160 at December 31, 2006) and the liabilities assumed (at date of transfer totaling $198,572) were transferred at cost in accordance with SFAS No. 141.

In July 2007, a new VisioNetx CEO was introduced. The former CEO resigned from his position and remained as the Chairman of Board of the new subsidiary. VisioNetx then appointed two additional new executives to lead VisioNetx. As disclosed in Note 10, VisioNetx awarded 800,000 shares to three nonexecutive directors on January 8, 2007; as a result, AcuNetx Inc.`s ownership on VisioNetx was reduced from 100% to 84%.

NOTE 14 - MAJOR CUSTOMERS

During the year ended December 31, 2007, major distributors accounted for $1,777,388 or 69% of IntelliNetx division revenues.

                 National distributor        $631,136 or 25%
                 SID distributors            $1,146,252  or 44%

During year ended December 31, 2006, the national and SID distributors accounted for $488,425, or 22.2%, and $1,342,167, or 61.1% of total revenues, respectively.

NOTE 15 - SEGMENT INFORMATION

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

In December 2006, the Company changed the structure of its internal organization to develop three market-oriented operations: (i) IntelliNetx (INX) division,
(ii) OrthoNetx (ONX) Inc., a wholly-owned subsidiary, and (iii) VisioNetx (VNX) Inc, a majority-owned subsidiary. The IntelliNetx division markets patented medical devices that assist in the diagnosis of dizziness and vertigo, and rehabilitate those in danger of falling as a result of balance disorders The OrthoNetx division markets patented medical devices that mechanically induce new bone formation in patients with skeletal deformities o the face, skull, jaws, extremities and dentition. The VisioNetx division markets patented products that track and analyze human eye movements for worker impairment screening. In addition, the Company licensed from its VisioNetx subsidiary the manufacturing and sales rights to VisioNetx's law enforcement systems.

ACUNETX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 15 - SEGMENT INFORMATION (CONTINUED)

The Company reviews the operating companies' income to evaluate segment performance and allocate resources. Operating companies' income for the reportable segments excludes income taxes and amortization of goodwill. The provision for income taxes is centrally managed at the corporate level and, accordingly, such items are not presented by segment. The segments' accounting policies are the same as those described in the summary of significant accounting policies.

The Company does not track its assets by operating segments. Consequently, it is not practical to show assets by operating segments.

Summarized financial information of the Company's results by operating segment is as follows:

                                                   Years ended December 31,
                                                    2007               2006
-------------------------------------------------------------------------------
Net Revenue to external customers:
  INX                                             $ 2,556,890       $ 2,177,528
  ONX                                                      --            28,300
  VNX                                                  17,755            17,985
                                                  -----------       -----------
Consolidated Net Revenue to external customers    $ 2,574,645       $ 2,223,813
                                                  ===========       ===========
Cost of Revenue:
  INX                                             $   610,234       $   548,294
  ONX                                                      --            61,723
  VNX                                                   3,783             5,000
                                                  -----------       -----------
Consolidated Cost of Revenue                      $   614,017       $   615,017
                                                  ===========       ===========
Gross Margin:
  INX                                             $ 1,946,656       $ 1,629,234
  ONX                                                      --           (33,423)
  VNX                                                  13,972            12,985
                                                  -----------       -----------
Consolidated Gross Margin                         $ 1,960,627       $ 1,608,796
                                                  ===========       ===========
Intercompany Segment Revenue:
  INX                                             $     6,000       $        --
  ONX                                                      --                --
  VNX                                                      --                --
                                                  -----------       -----------
Total Intercompany Segment Revenue                $     6,000       $        --
                                                  ===========       ===========


Inter-segment transactions are recorded at cost. The margins reported reflect only the direct controllable expenses of each line of business and do not represent the actual margins for each operating segment because they do not contain an allocation of product development, information technology, marketing and promotion, stock-based compensation, and corporate and general and administrative expenses incurred in support of the lines of business.

                                                    For years ended December 31,
                                                        2007              2006
--------------------------------------------------- ---------------------------
Total margin for reportable segments                $ 1,960,627     $ 1,608,796
Corporate and general and administrative expenses    (2,577,355)     (4,062,300)
Stock option expenses                                  (253,647)       (464,349)
Research and development                                      0        (285,332)
Impairment of goodwill                                     (362)     (4,823,138)
Interest and Other Expense                              (54,633)        (40,393)
Gain (loss) on equity-method investments                      0        (173,278)
Interest and Other Income                                27,477          17,769
                                                    -----------     -----------
Net loss before income taxes and minority interest  $  (897,893)    $(8,222,225)
                                                    ===========     ===========

ACUNETX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 16 - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company lease facilities and a copier under operating leases. As of December 31, 2007, the minimum annual operating lease payments were as follows:

Year Ended December 31,                 Amount
------------------------------------- ----------
2008                                     30,680
2009                                     31,823
2010                                      7,817
2011                                        469
                                      ---------
                                         70,789
                                      =========

Rent expense totaled $46,173 and $100,611 for 2007 and 2006, respectively. Certain lease agreements contain renewal options providing for an extension of the lease term at market rates. The monthly lease payment for the copier does not include additional maintenance, insurance and per copy charges.

MARKETING AND DISTRIBUTION AGREEMENT

On May 25, 2006 the Company executed a Marketing and Distribution Agreement with a national distributor. The agreement restructures the Company's relationship with the national distributor into a nonexclusive one, so that the Company is in a position to manufacture and sell VNG products under its own brand names, as well as through the national distributor. The Agreement is for a period of eight years, provides for successive three year options, and supersedes and replaces the previous Manufacturing, Sales, Licensing, and Software Agreement and the Sales Incentive Agreement.

The Company also executed a Consulting Agreement with the owner of the national distributor whereby the owner will provide advisory and consulting services to the Company for the purposes of improving the Company's VNG products and other balance-related product lines. The agreement is for a period of three years, and renews for an additional one year term.

During 2007, the Company setup an accrued liability in the amount of $100,000. This amount is being amortized and expensed over a 12 month period. The Agreement further requires six additional annual payments of $100,000. In addition, the Agreement requires payments of $45,000 per year in consulting fees to be paid ending in 2008.


The minimum payments schedule under these agreements was as follows:

                    Year Ended December 31,        Amount
                    -----------------------     -----------
                    2008                            145,000
                    2009                            100,000
                    2010                            100,000
                    2011                            100,000
                    2012 and thereafter             200,000
                                                -----------
                                                $   645,000
                                                ===========

NOTE 17 - RELATED PARTY TRANSACTIONS

FINANCIAL ADVISOR

In April 2007, the Company entered into a consulting agreement with a director of the Company, for the purpose of assisting the Company in strategic planning of relevant capital formation alternatives, market making alternatives and merger and acquisitions. Such contract provides for monthly consulting fees of $5,000 per month. During 2007, the Company paid the director $40,000 in fees related to this agreement.

LICENSING AGREEMENT

The Company has a licensing agreement with the Company's former CEO for the licensing of a patent. The licensing agreement provides for contingent payments, to be determined at a later date, in the event the Company receives a benefit from the patent. As of December 31, 2007, the Company had no liability for payment of fees under this agreement.

ACUNETX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 17 - RELATED PARTY TRANSACTIONS (CONTINUED)

EMPLOYEE BUSINESS-RELATED EXPENSES

The Company's employees periodically pay business-related expenses using personal funds. Until reimbursed, these expenses are recorded in "Accrued Liabilities" and listed as "Related party payables" in the balance sheet details above. At December 31, 2007 the company had a current related party payable to the Company's CEO, in the amount of $42,970.

EMPLOYMENT AGREEMENTS

In December 2007, the Board approved an amended employment agreement with the Company's CEO providing that the CEO will receive an annual salary of $150,000 and stock options to purchase 1.5 million shares of the Company's common stocks vested over a three-year period. The agreement also provided a stock option bonus to purchase 850,000 shares of the Company's stocks vested immediately. The agreement expired in December 2010.

In August 2007, VisioNetx, Inc. entered into individual employment agreements with each of its officers and senior management. The agreements provide annual salary ranging from $150,000 to $175,000 and an aggregate of 650,000 shares of VisioNetx common stock and 362,500 stock options. The salary will commence when VisioNetx receives at least $300,000 in fund raising and common stock will then be issued in lieu of the salary. The agreements also provide equity incentives if certain performances are reached.

NOTE 18 - DEPARTURE AND ELECTION OF NEW CHIEF EXECUTIVE OFFICER

As part of a corporate restructuring, on January 8, 2007 the company's Chief Executive Officer, Terry Knapp, resigned and Ronald Waldorf, the company's Interim Chief Financial Officer was elected to serve as the Company's Chief Executive Officer. On August 1, 2007, the former CEO resigned from the Board of Directors of the Company.

NOTE 19 - GUARANTEES AND PRODUCT WARRANTIES

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2007.

In general, the Company offers a one-year warranty for most of the products sold. To date, the Company has not incurred any material costs associated with these warranties. The Company provides reserves for the estimated costs of product warranties based on its historical experience of known product failure rates, use of materials to repair or replace defective products and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise with specific products. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

The following table presents the changes in the Company's warranty reserve in the fiscal years ended December 31, 2007 and 2006:

Years Ended December 31,          2007               2006
------------------------        --------           ---------
Beginning balance               $  7,200           $  8,462
Provision for warranty             5,939                 --
Utilization of reserve            (1,800)            (1,262)
                                --------           --------
Ending balance                  $ 11,339           $  7,200
                                ========           ========

NOTE 20 -SUBSEQUENT EVENTS

Subsequent to December 31, 2007, the Company sold 215,000 units and received proceeds of $15,050 from the self-written offering conducted in May 2007.

Subsequent to December 31, 2007, VisioNetx, Inc. received $15,000 from the private placement offering conducted in November 2007.