Form 10QSB
period 2008-03-31
AcuNetx, Inc.
filed 2008-05-15
CIK 1097575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2008

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

Yes  [ ]   No  [X]


As of March 31, 2008, the issuer had 65,357,880 shares of common stock outstanding.


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


PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


ACUNETX, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF MARCH 31, 2008 AND 2007

                                                                          2008              2007
                                                                      ------------       ------------
                                    ASSETS
Current Assets
  Cash                                                                $     66,487       $     87,375
  Restricted Cash                                                           90,820                 --
  Accounts receivable, net                                                  35,517            286,908
  Inventory                                                                146,961            209,330
  Prepaid expenses and other current assets                                 36,225             42,000
                                                                      ------------       ------------
    Total Current Assets                                                   376,010            625,613

Property and equipment, net                                                 16,187             24,009
Other intangible assets                                                    150,604            136,932
Deferred tax assets                                                        220,635            220,635
Other assets                                                                 2,020              1,772
                                                                      ------------       ------------

TOTAL ASSETS                                                          $    765,457       $  1,008,961
                                                                      ============       ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Accounts payable                                                    $    377,973       $    567,474
  Accrued liabilities                                                      823,448            385,800
  Notes payable to related parties                                              --            243,731
  Current portion of long-term debt                                         80,475                578
                                                                      ------------       ------------
    Total Current Liabilities                                            1,281,896          1,197,583

Convertible debt, net                                                      109,626                 --
Long-Term Debt                                                             176,869              1,137
                                                                      ------------       ------------

Total Liabilities                                                        1,568,391          1,198,720
                                                                      ------------       ------------

Minority Deficit                                                            (9,696)                --

Stockholders' Deficit
  Common stock, $0.001 par value; 100,000,000 shares authorized;
    65,357,880 shares issued and outstanding                                65,358             62,716

  Paid-in capital                                                       11,288,426         10,901,885
  Accumulated deficit                                                  (12,147,021)       (11,154,360)
                                                                      ------------       ------------
    Total Stockholders' Deficit                                           (793,238)          (189,759)
                                                                      ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $    765,457       $  1,008,961
                                                                      ============       ============


See notes to interim unaudited consolidated financial statements



ACUNETX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



FOR THREE MONTHS ENDED MARCH 31,                            2008               2007
---------------------------------------------------------------------------------------
Sales - Products                                        $    219,588       $  1,123,946

Cost of sales - products                                     130,062            228,454
                                                        --------------------------------

Gross profit                                                  89,526            895,492
                                                        --------------------------------

Operating Expenses:
  Selling, general and administrative expenses               328,998          1,039,407
  Stock option expense                                       147,530            139,077
  Impairment of goodwill                                          --                362
                                                        --------------------------------
Total Operating Expenses                                     476,528          1,178,846
                                                        --------------------------------

Operating loss                                              (387,002)          (283,354)
                                                        --------------------------------

Other income(expenses)
  Interest and other income                                    1,338              4,261
  Interest and other expenses                                (20,798)            (9,662)
                                                        --------------------------------
    Total other income (expenses)                            (19,460)            (5,401)
                                                        --------------------------------

Net loss before income taxes and minority interest          (406,462)          (288,755)

Provision for income taxes                                       800                800
                                                        --------------------------------

Net loss before minority interest                           (407,262)          (289,555)

Minority interest in losses of subsidiaries                   (1,823)                --
                                                        --------------------------------

Net loss                                                $   (405,439)      $   (289,555)
                                                        ================================

Net Loss per share-Basic and Diluted                    $     (0.006)      $     (0.005)

Weighted average number of common shares                  65,286,213         63,038,781


See notes to interim unaudited consolidated financial statements



ACUNETX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


FOR THREE MONTHS ENDED MARCH 31,                                     2008           2007
--------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                        $(405,439)      $(289,555)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Minority interest                                                (1,823)             --
    Depreciation and amortization                                     2,151           5,582
    Issuance stock and stock equity awards for services             147,530         139,076
    Provision for bad debt                                              483           8,657
    Amortization of debt discount                                       750              --
    Impairment of goodwill                                               --             362
    (Increase) Decrease in:
     Accounts receivable                                              9,034        (199,164)
     Inventory                                                       57,318          42,106
     Prepaid and other assets                                        37,460          53,310
    Increase (Decrease) in:
     Accounts payable and accrued expenses                           12,543         125,288
                                                                  -------------------------
Net cash used in operating activities                              (139,993)       (114,338)
                                                                  -------------------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Increase in restricted cash                                       (15,820)             --
  Capitalized intellectual property                                    (406)           (745)
                                                                  -------------------------
Net cash used in investing activities                               (16,226)           (745)
                                                                  -------------------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net proceeds from sales of common stocks                           15,050              --
  Net proceeds from  convertible debt                            15,000              --
  Repayments on notes payable                                       (12,506)           (112)
                                                                  -------------------------
Net cash provided by (used in) financing activities                  17,544            (112)
                                                                  -------------------------

NET DECREASE IN CASH                                               (138,675)       (115,195)

CASH BALANCE AT BEGINNING OF PERIOD                                 205,162         202,570
                                                                  -------------------------

CASH BALANCE AT END OF PERIOD                                     $  66,487       $  87,375
                                                                  =========================

Supplemental Disclosures of Cash Flow Information:
  Taxes Paid                                                      $      --       $      --
  Interest paid                                                   $   8,746       $      --

Schedule of Noncash Investing and Financing Activities:
  Retirement of common stock for an equity-method investment      $      --       $  14,007
  Issuance of stock options for accrued expenses                  $   1,036       $      --



See notes to interim unaudited consolidated financial statements

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

The product line of AcuNetx and its subsidiaries include the followings: (a) Neurological diagnostic equipment that measures, tracks and records human eye movements, utilizing the company's proprietary technology and computer software, as a method to diagnose problems of the vestibular (balance) system and other balance disorders; (b) Devices designed to test individuals for impaired performance resulting from the influences of alcohol, drugs, illness, stress and other factors that affect eye and pupil performance. These products target the occupational safety and law enforcement markets; and, (c) Orthopedic and craniomaxillofacial (skull and jaw) surgery products, which generate new bone through the process of distraction osteogenesis; and (d) A proprietary information technology system called SmartDevice-Connect(TM) ("SDC") that establishes product registry to individual patients and tracks device behavior for post-market surveillance, adverse event and outcomes reporting, and creates "smart devices" that gather and transmit physiological data concerning the device and its interaction with patients.

GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred operating losses totaling $405,439 and $289,555 for the three months ended March 31, 2008 and 2007 respectively. In addition, the Company has a working capital deficit of $905,886 and an accumulated deficit of $12,147,021 as of March 31, 2008. In the near term, the Company expects the operating cash flows will not be sufficient to cover all debt and payables although it expects its sales to grow and will be able to cover current operating costs and to reduce the working capital deficit.

Management's plans include raising operating capital to take advantage of its IntelliNetx and HawkEye commercial opportunities. To that end, $150,000 was borrowed from S&S Health Products (see Note 15) and the Company is seeking a maximum of $500,000 under a stock subscription agreement that is based on a unit consisting of $0.07 common stock associated with a $0.10 warrant. This will enable the Company to focus its efforts on selling its neurological diagnostic products, which have historically been its primary business, and to increase the marketing and sales efforts for its HawkEye law enforcement product.

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

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRESENTATION OF INTERIM INFORMATION: The financial information at March 31, 2008 and 2007 and for the three months ended March 31, 2008 and 2007 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

The results for the three months ended March 31, 2008 may not be indicative of results for the year ending December 31, 2008 or any future periods.

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

OTHER INTANGIBLE ASSETS: Other intangible assets consist primarily of intellectual property and trademarks. The Company capitalizes intellectual property costs as incurred, excluding costs associated with Company personnel, relating to patenting its technology. The majority of capitalized costs represent legal fees related to a patent application. If the Company elects to stop pursuing a particular patent application or determines that a patent application is not likely to be awarded or elects to discontinue payment of required maintenance fees for a particular patent, the Company, at that time, records as expense the capitalized amount of such patent application or patent. Awarded patents will be amortized over the shorter of the economic or legal life of the patent. Trademarks are not amortized, but rather are tested for impairment at least annually. There was no impairment of other intangible assets for the three months ended March 31, 2008 and 2007.

GOODWILL: Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill amounts are not amortized, but rather are tested for impairment at least annually. An impairment of goodwill of $362 was recorded for the three months ended March 31, 2007. Goodwill was fully impaired in 2007.

NET INCOME PER SHARE: Basic net income per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and the dilutive potential common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effective is anti-dilutive. Dilutive potential common shares consist primarily of stock options, stock warrants and shares issuable under convertible debt.

STOCK-BASED COMPENSATION: The Company has adopted the fair value recognition provisions of FASB Statement No.123(R), "SHARE-BASED PAYMENT" (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2007 based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). For the three months ended March 31, 2008 and 2007, the Company recognized pre-tax stock option compensation expense of $147,530 and $139,077, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS: In March 2008, Financial Accounting Standards Board {"FASB") issued Statement of Financial Accounting Standards (SFAS) No. 161, "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring companies to enhance disclosure about how these instruments and activities affect their financial position, performance and cash flows. SFAS 161 also improves the transparency about the location and amounts of derivative instruments in a company's financial statements and how they are accounted for under SFAS 133. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods beginning after that date. As such, the Company is required to adopt these provisions beginning with the quarter ending in February 2009. Adoption of SFAS 161 is not expected to have a material impact on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 ("SFAS No. 159"), "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115." SFAS No. 159 provides an option to report selected financial assets and financial liabilities using fair value, and establishes required presentation and disclosures to facilitate comparisons with companies that use different measurements for similar assets and liabilities. SFAS No. 159 is effective for the Company's fiscal year beginning August 1, 2008, with early adoption allowed only if SFAS No. 157 is also adopted. The Company is currently evaluating the potential impact of this standard on the consolidated financial statements.

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 07-3, "ACCOUNTING FOR NONREFUNDABLE ADVANCE PAYMENTS FOR GOODS OR SERVICES TO BE USED IN FUTURE RESEARCH AND DEVELOPMENT ACTIVITIES" ("EITF 07-3"). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-1 will be effective for the Company's fiscal year beginning August 1, 2008. Currently, the Company does not anticipate that this statement will have a significant impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "BUSINESS COMBINATIONS" ("SFAS No.141(R)"). SFAS No. 141(R) will replace SFAS 141, and establishes principles and requirements for how the acquirer in a business combination reorganizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Currently, the Company does not anticipate that this Statement will have a significant impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "NON-CONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS - AN AMENDMENT OF ARB NO. 51" ("SFAS No. 160"). This statement requires that noncontrolling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents' equity, and that the amount of the consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 will be effective for the Company's fiscal year beginning August 1, 2009. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2007, the FASB ratified the consensus reached on Emerging Issues Task Force Issue No. 07-1, "ACCOUNTING FOR COLLABORATIVE ARRANGEMENTS RELATED TO THE DEVELOPMENT AND COMMERCIALIZATION OF INTELLECTUAL PROPERTY" ("EITF 07-1"). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 will be effective for the Company's fiscal year beginning August 1, 2009. The Company is currently evaluating the potential impact of this standard on the consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 ("SAB 110"). SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of "plain vanilla" options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007. Adoption of SAB 110 is not expected to have a material impact on the Company's consolidated financial statements.

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

                                                            AT MARCH 31,
Accounts Receivable, Net                                2008             2007
------------------------                             ---------        ---------
Accounts Receivable                                  $  45,221        $ 300,910
Allowance for Bad Debt                                  (9,704)         (14,002)
                                                     ---------        ---------
  Total Accounts Receivable, Net                     $  35,517        $ 286,908
                                                     =========        =========

INVENTORY
---------
Finished Goods                                       $  84,019        $ 182,067
Demo units                                              82,992           84,126
Allowance for loss in inventory                        (20,050)         (56,863)
                                                     ---------        ---------
  Total Inventory                                    $ 146,961        $ 209,330
                                                     =========        =========

PREPAID EXPENSES AND OTHER CURRENT ASSETS
-----------------------------------------
Prepaid Insurance                                    $  17,932        $  19,847
Prepaid rent and deposit                                   186              278
Other Prepaid Expenses                                  18,107           21,875
                                                     ---------        ---------
  Total Prepaids and Others                          $  36,225        $  42,000
                                                     =========        =========

PROPERTY AND EQUIPMENT, NET
---------------------------
Furniture and Fixtures                               $   9,531        $   9,531
Equipment                                               40,530           40,530
Software                                                 5,757            5,757
                                                     ---------        ---------
                                                        55,818           55,818
Accumulated Depreciation                               (39,630)         (31,809)
                                                     ---------        ---------
  Total Property and Equipment, Net                  $  16,187        $  24,009
                                                     =========        =========

ACCRUED LIABILITIES
-------------------
Warranty reserve                                     $   5,338        $   7,649
Accrued payroll and related taxes                      111,149           60,457
Accrued consulting fees                                361,691           96,391
Commissions payable                                      1,862           81,821
Accrued vacation                                        20,508           20,709
Accrued professional fees                              181,733               --
Related party payable                                   25,533               --
Other accrued liabilities                              115,634          118,773
                                                     ---------        ---------
  Total Accrued Liabilities                          $ 823,448        $ 385,800
                                                     =========        ==========

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - OTHER INTANGIBLE ASSETS


During the three months ended March 31, 2008, the Company capitalized intellectual property cost of $406. The Company's intangible assets consisted of the following at March 31, 2008 and 2007:


                                                  2008            2007
                                               ---------       ---------
          Pending Intellectual Property        $ 128,925       $ 126,860
          Awarded patents                         21,954              --
          Trademarks                                  --          10,072
          Accumulated amortization                  (274)             --
                                               ---------       ---------
           Total Accounts Receivable, Net      $ 150,604       $ 136,932
                                               =========       =========

Amortization of intangibles was $274 for the three months ended March 31, 2008. No amortization of intangibles was recorded for the three months ended March 31, 2007 as no patents were awarded as of that date.


Based on the carrying amount of the intangibles as of March 31, 2008, and assuming no impairment of the underlying assets, the estimated future amortization is as follows:

          Years ended December 31,
          ----------------------------------
          2008 (From April 1, 2008)                $  1,566
          2009                                        1,291
          2010                                        1,291
          2011                                        1,291
          2012 and over                              16,514
                                                ------------
          Total                                    $ 21,954
                                                ============


NOTE 5 - SETTLEMENT ON NOTES RECEIVABLE

In March 2007, the Company entered into a settlement agreement with a former employee who created indebtedness to the Company of $49,489 in 2001 to 2004 and had agreed to a Note Receivable (Receivable). The employee had been in default on payments on this Receivable, which was fully reserved in 2004. The agreement calls for the former employee to repay the Company $55,000 at a rate of $4,000 per month beginning in April 2007. The Company collected $24,000 through March 31, 2008. The former employee is six months in arrears of payments as of March 31, 2008. The Company is currently seeking to collect the stock certificate of a public company which was provided as a security in the agreement.

NOTE 6 - BORROWINGS

NOTE PAYABLE TO RELATED PARTY
-----------------------------

The Company has an installment note payable to a related party with monthly payments of $14,263, including interest at 13%. The original note amount was $300,000 maturing on December 31, 2007. As of March 31, 2007, the loan balance and the related accrued interest were $243,731 and $13,530, respectively. The note was restructured on June 30, 2007 -see Long-Term Debt.

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 6 - BORROWINGS (CONTINUED)


LONG-TERM DEBT
--------------

At March 31,                                                                         2008              2007
--------------------------------------------------------------------------------------------------------------
    Installment note payable secured by computer equipment.
    Monthly payments total $81, including interest at 18.99%. The
    original note amount was $2,062. Matures July 21, 2009.                        $   1,138          $  1,715

(a) Reconstructed note payable to related party. Monthly interest payment only at
    13% through January 31. 2008. Effective February 1, 2008, principal and
    interest payment based on a 36-month amortization. Matures August 1, 2009.       256,206                 -

--------------------------------------------------------------------------------------------------------------
                                                                                     257,344             1,715
 Less: Current Maturities                                                            (80,475)             (578)
--------------------------------------------------------------------------------------------------------------
         Long-term debt                                                            $ 176,869          $  1,137
==============================================================================================================

(a) On June 30, 2007, the Company entered into an Agreement for Extension and
Amendment of a Note ("Agreement") with a related party. Under the Agreement, the Company's subsidiary, OrthoNetx, Inc. executed an Amended and Extended
Promissory Note in favor of a related party, in the principal amount of $268,551. The new note replaces a promissory note issued by OrthoNetx, Inc. on January 30, 2005 in the original amount of $300,000. The new note bears interest at 13% per annum, and provides for payments of interest that commenced on August1, 2007. Payments of principal and interest commenced on February 1, 2008, based on a 36-month amortization schedule. All principal and interest is due on August 1, 2009. As of March 31, 2008, the Company has made all scheduled interest payments. Under the Agreement, the Company entered into a Commercial
Guaranty under which it guaranteed payment of the note. Also, the related party entered into a termination of guaranty to release the former CEO from his guaranty of the original note.

CONVERTIBLE DEBT, NET
---------------------

At March 31,                                                                         2008              2007
--------------------------------------------------------------------------------------------------------------
 10% Series A Convertible Promissory Note, matures on December 31, 2010           $  25,000        $        -

 8% Convertible Promissory Notes, matures commencing May 18, 2009                    90,000                 -
--------------------------------------------------------------------------------------------------------------
                                                                                    115,000                 -
 Less: Unamortized debt discount                                                     (5,375)                -
--------------------------------------------------------------------------------------------------------------
        Convertible debt, net                                                     $ 109,625        $        -
--------------------------------------------------------------------------------------------------------------


NOTE 7 - INCOME TAXES

Provision for income taxes consisted of a minimum state franchise tax of $800 for three months ended March 31, 2008 and 2007.

The Company had removed the valuation allowance on December 31, 2003 because it believed it was more likely than not that all deferred tax assets would be realized in the foreseeable future and would be reflected as a credit to operations. However, as of December 31, 2005, the Company's ability to utilize its federal net operating loss carryforwards was uncertain due to the merger with OrthoNetx which had net operating loss carryforwards of approximately $1.7 million. Thus a valuation reserve was provided against the Company's net deferred tax assets.

As of December 31, 2007, the Company has net operating loss carryforwards of approximately, $6,800,000 and $4,300,000 to reduce future federal and state taxable income, respectively. To the extent not utilized, the federal net operating loss carryforwards will begin to expire in fiscal 2009 and the state net operating loss carryforwards will begin to expire in fiscal 2012.

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - STOCKHOLDERS' EQUITY

SALES OF COMMON STOCK
---------------------

In February 2008, the Company sold 215,000 equity units, consisting of 215,000 shares of common stock and warrants, and received $15,050 in gross proceeds.

COMMON STOCK RETIREMENT
-----------------------

In March 2007, the Company retired 483,100 shares of its common stock to rescind an equity-method investment. The market value of the shares returned to the Company at closing was equal to the carrying value. Accordingly, the Company did not recognize any gain or loss on this transaction.

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

A summary of the status of stock options issued by the Company as of March 31, 2008 and 2007 is presented in the following table.

                                                          2008                                   2007
                                              -------------------------------------------------------------------
                                                                   Weighted                            Weighted
                                                   Number           Average               Number       Average
                                                     of            Exercise                 of         Exercise
                                                   Shares            Price                Shares        Price
                                              -------------------------------------------------------------------
Outstanding at beginning of year                      5,525,768           $0.15             7,309,102      $0.21
Granted                                               3,830,000           $0.07             1,500,000      $0.09
Exercised/Expired/Cancelled                                   -           $0.00            (3,360,001)     $0.21
                                              ------------------                     -----------------
Outstanding at end of period                          9,355,768           $0.12             5,449,101      $0.20
                                              ==================                     =================

Exercisable at end of period                          7,855,768           $0.12             4,449,101      $0.17
                                              ==================                     =================


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

                                                          2008              2007
                                                     ------------------------------
Weighted average fair value per option granted          $  0.06           $  0.09
Risk-free interest rate                                    3.28%             4.75%
Expected dividend yield                                    0.00%             0.00%
Expected lives                                             5.00              5.00
Expected volatility                                      134.64%           120.88%


As of March 31, 2008 there was $73,167 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of
2.75 years.



ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------------


NOTE 9 - STOCK OPTIONS (CONTINUED)

The following table sets forth additional information about stock options outstanding at March 31, 2008:


                                                 Weighted
                                                  Average              Weighted
     Range of                                    Remaining              Average
     Exercise               Options             Contractual            Exercise              Options
      Prices              Outstanding              Life                  Price             Exercisable
-------------------------------------------------------------------------------------------------------
   $0.01-$0.30             9,355,768            5.68 years              $ 0.12              7,855,768


VISIONETX, INC.
---------------

On August 16, 2007, the shareholders of VisioNetx, Inc. approved the adoption of the 2007 Stock Incentive Plan to provide for the issuance of incentive stock options and/or nonstatutory options to officers, directors, employees, and consultants who provide services to VisioNetx. All options have an exercise price equal to or higher than the fair market value of VisioNetx common stock on the date the options were granted. Options generally vest over three years and exercisable from five to ten years from the date of grant. The plan reserves 1 million shares of common stock.

A summary of the status of stock options issued by VisioNetx as of March 31, 2008 is presented in the following table.

                                                            2008
                                              ----------------------------------
                                                                   Weighted
                                                   Number           Average
                                                     of            Exercise
                                                   Shares            Price
                                              ----------------------------------
Outstanding at beginning of year                    479,500         $0.10
Granted                                              96,000         $0.10
Exercised/Expired/Cancelled                               -         $0.00
                                              --------------
Outstanding at end of period                        575,500         $0.10
                                              ==============
Exercisable at end of period                        229,486         $0.10
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


                                                            2008
                                                        -------------
Weighted average fair value per option granted              $  0.04
Risk-free interest rate                                        3.45%
Expected dividend yield                                        0.00%
Expected lives                                                 5.00
Expected volatility                                          134.64%


As of March 31, 2008 there was $16,934 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 2 years.

The following table sets forth additional information about stock options outstanding at March 31, 2008:

                                                 Weighted
                                                  Average              Weighted
     Range of                                    Remaining              Average
     Exercise               Options             Contractual            Exercise              Options
      Prices              Outstanding              Life                  Price             Exercisable
----------------------------------------------------------------------------------------------------------
 $     0.10                 575,000             7.67 years              $ 0.10                229,486

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 10 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

For three months ended March 31,                  2008                  2007
--------------------------------------------------------------------------------
Numerator:
     Net loss                                $   (405,439)         $   (289,555)
Denominator:
     Weighted average of common shares         65,286,213             63,038,781

Net loss per share - basic and diluted       $     (0.006)         $     (0.005)


As the Company incurred a net loss for the three months ended March 31, 2008, the effect of dilutive securities totaling 3,124,853 equivalent shares were also excluded from the calculation of diluted loss per share because their effect was antidilutive.

The Company had no dilutive securities as of March 31, 2007. Stock options and warrants to purchase approximately 14,582,436 shares of the Company's common stocks were outstanding, but were not included in the computation of diluted net loss per share for the three months ended March 31, 2007 because the exercise price of the stock options and warrants was greater than the average share price of the common shares, and, therefore, the effect would have been antidilutive.

NOTE 11 - MAJOR CUSTOMERS AND CREDIT CONCENTRATION

An independent sales representative accounted for $82,500, or 42.4%, of IntelliNetx revenues for the three months ended March 31, 2008. During the three months ended March 31, 2007, this sales representative accounted for revenues of $818,535, or 69.2%, of IntelliNetx revenues.

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

The Company has three market-oriented operating segments: (i) IntelliNetx division, (ii) OrthoNetx, Inc., and (iii) VisioNetx, Inc. The IntelliNetx division markets patented medical devices that assist in the diagnosis of dizziness and vertigo, and rehabilitate those in danger of falling as a result of balance disorders. The OrthoNetx division markets patented medical devices that mechanically induce new bone formation in patients with skeletal deformities of the face, skull, jaws, extremities and dentition. The VisioNetx division markets patented products that track and analyze human eye movements for impairment screening. The Company also has other subsidiaries that do not meet the quantitative thresholds of a reportable segment.

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

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 12 - SEGMENT INFORMATION (CONTINUED)

Summarized financial information of the Company's results by operating segment is as follows:

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                       2008             2007
--------------------------------------------------------------------------------
Net Revenue to external customers:
  INX                                               $  200,822       $1,119,546
  ONX                                                   18,766
  VNX                                                       --            4,400
                                                    ----------       ----------
Consolidated Net Revenue to external customers      $  219,588       $1,123,946
                                                    ==========       ==========
Cost of Revenue:
  INX                                               $   90,750       $  226,585
  ONX                                                   39,312
  VNX                                                       --            1,869
                                                    ----------       ----------
Consolidated Cost of Revenue                        $  130,062       $  228,454
                                                    ==========       ==========
Gross Margin:
  INX                                               $  110,072       $  892,961
  ONX                                                  (20,546)              --
  VNX                                                       --            2,531
                                                    ----------       ----------
Consolidated Gross Margin                           $   89,526       $  895,492
                                                    ==========       ==========


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


For Three Months Ended March 31,                          2008         2007
--------------------------------------------------------------------------------
Total margin for reportable segments                  $   89,526    $   895,492
Corporate and general and administrative expenses       (328,998)    (1,039,407)
Stock option expenses                                   (147,530)      (139,077)
Impairment of goodwill                                         0           (362)
Interest and Other Expense                               (20,798)        (9,662)
Interest and Other Income                                  1,338          4,261
                                                      --------------------------
Net loss before income taxes and minority interest    $ (406,462)   $  (288,755)
                                                      ==========================


NOTE 13 - RELATED PARTY TRANSACTION

The Company's employees periodically pay business-related expenses using personal funds. Until reimbursed, these expenses are recorded in "Accrued Liabilities" and listed as "Related party payables" in the balance sheet details above. At March 31, 2008 the company had a current related party payable to the Company's CEO, in the amount of $24,952.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of March 31, 2008.

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

The following table presents the changes in the Company's warranty reserve during the first three months of 2008 and 2007:

          For Three Months ended March 31,             2008         2007
          ----------------------------------------   ---------    ---------
          Beginning balance                          $ 11,339     $  7,200
          Provision for warranty                       (6,001)       2,249
          Utilization of reserve                            -       (1,800)
                                                     ---------    ---------
          Ending balance                             $  5,338     $  7,649
                                                     =========    =========


NOTE 15 - SUBSEQUENT EVENTS

Subsequent to March 31, 2008, the Company executed a promissory note for $150,000 in favor of S&S Health Products, Inc. The note carries an interest rate at 10% per annum and matures on April 1, 2011. In addition, the note provides that S&S will have the right to purchase up to twenty (20) IntelliNetx I systems and up to twenty IntelliNetx DX Screener systems at discounted prices for a period of five years.

Subsequent to March 31, 2008, VisioNetx entered into a placement agent agreement planning to raise at least $5 million through equity or debt financing.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Information in this Item 2, "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this 10-QSB that does not consist of historical facts, are "forward-looking statements." Statements accompanied or qualified by, or containing, words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements and, as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to release publicly any updates or revisions to the forward-looking statements herein to reflect any change in the Company's expectations with regard thereto, or any changes in events, conditions or circumstances on which any such statement is based.


BUSINESS OVERVIEW


The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere in this Quarterly Report on Form 10-QSB. Except for the historical information contained in this report, the following discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Quarterly Report on Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-QSB. The Company's actual results may differ materially from the results discussed in the forward-looking statements, as a result of certain factors including, but not limited to, those discussed elsewhere in this Quarterly Report on Form 10-QSB.

In the first quarter of 2008, the VNG line of products accounted for 94.3% of the Company's revenue. The balance of the revenue came from HawkEye sales and other R&D projects. While the current products are being sold into a relatively mature market, recent research has indicated that additional markets may be suitable for the Company's lines, and the company will continue to explore those opportunities with its distributors and partners.

Several ongoing initiatives are important to the Company's future success. First, it established VisioNetx, Inc. which provides a better capitalization structure for raising the funds necessary to commercialize its technology for the detection of impairment in the workplace. Second, it licensed the HawkEye(TM) eye observation and recording system from VisioNetx, which should allow AcuNetx management to address this market and generate revenues from the product. Third, it continues to pursue marketing and sales activities for its IntelliNetx division, to take advantage of the growing global opportunity for balance assessment and fall prevention in the elderly, which it believes has the potential to develop into a substantial growth market.

In the first quarter of 2008 the company's Balance Wellness Screener was introduced to the market place offering a low cost, `standard of care', product for non-specialized healthcare physicians. This paradigm can open a significantly larger customer base for the company's product, as it has a potential domestic customer base of over 400,000 healthcare physicians, compared to less then 50,000 of specialists for its current medical product line.

The Company believes that the OrthoNetx product line still has potential value in its marketplace, and the relationship with Robinson MedSurg LLC is an important step to maximize this opportunity.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

The first quarters of 2008 and 2007 represent the combined results of AcuNetx, Inc. and its subsidiaries, OrthoNetx Inc. and VisioNetx Inc. One significant aspect in the Company's year-to-year comparison is a change in revenue recognition with regard to one of the company's key distributors. In the first quarter of 2007, the Company sold its products directly to end customers and paid the distributor sales commissions based on sales to these customers. Since July of 2007, the Company sells its products directly to this distributor at wholesale prices. This change results in lower revenues for the same unit volume of sales, along with lower gross profits, as costs do not change. Correspondingly, a decrease in commission expense occurs as the distributor is no longer receiving commissions.

Revenues during the first quarter of 2008 were $219,588 compared to $1,123,946 for the corresponding period in 2007. System unit shipments decreased to 11 units in the first quarter from 32 units in the prior year as a result of two significant factors: (i) the overall uncertainty with the domestic economy, and
(ii) the lack of adequate funds to market the company's products. Gross profit, as a percentage of sales, decreased from 79.6% to 40.7%. Total operating expenses decreased by $702,318, from $1,178,846 in the first quarter of 2007 to $476,528 in the first quarter of 2008. Selling, general and administrative expenses decreased from $1,039,407, in the first quarter of 2007, to $328,998 in the first quarter of 2008. Net loss increased from $289,555($0.005 per share) in the first quarter of 2007 to $405,439 ($0.006 per share) in the first quarter of 2008. Management believes that the Company's efforts to raise marketing capital and the introduction of its Screener product should bring the company back on track as in previous quarters.

In regards to the Company's subsidiaries, VisioNetx, Inc. is in discussions with funding sources to secure the investment necessary to implement its business plan, and OrthoNetx inventory is being delivered to Robinson MedSurg, LLC per the distribution agreement between the companies.

The Company is distributing VNG products under the IntelliNetx brand through a number of new channels. These sales should result in an improvement to the bottom line as the company has negotiated a more favorable margin structure with these channels. The company is working with all of its marketing channels to formulate a consistent message to highlight its product and company strengths.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

MATERIAL COMMITMENTS

The Company has no material commitments.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, the Company had $66,487 in cash and cash equivalents, $90,000 in restricted cash, $35,517 in net accounts receivable, and $146,961 in inventory. Conversely, the Company had $1,281,896 of current liabilities, which included accounts payable of $377,973. The Company also had accrued liabilities of $823,448 and a $256,206 note payable. Long-term liabilities were $286,494. As of March 31, 2008, AcuNetx had an accumulated deficit of $12,147,021.

AcuNetx has no plans for significant capital equipment expenditures for the foreseeable future.

ITEM 3 - CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that as of March 31, 2008 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, such that the information relating to the Company required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There has been no material change in our internal control over financial reporting during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceedings.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         In February 2008, the Company sold 215,000 units, each consisting of one share of Common Stock and a warrant to purchase one share of Common Stock, to a small group of private investors. The Company received gross proceeds of $15,050.

         The Company believes the offer and sale of the units was exempt from the registration requirements of the Securities Act of 1933 by reason of Section 4(2) thereof and Regulation D promulgated thereunder.

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


Date: May 15, 2008               By: /s/ Ronald A. Waldorf
---------------------                ---------------------
                                     Ronald A. Waldorf, Chief Executive Officer