Form 10-Q
period 2008-06-30
AcuNetx, Inc.
filed 2008-08-14
CIK 1097575

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended     June 30, 2008
                                      ----------------------

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from         to
        Commission File number 0-27857


                                  ACUNETX INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 NEVADA                                  88-0249812
----------------------------------            ----------------------------------
 (State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                      Identification No.)


                 2301 W. 205TH STREET, #102, TORRANCE, CA 90501
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                  310-328-0477
             -------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer  [ ]                    Accelerated filer          [ ]

Non-accelerated filer    [ ]                    Smaller reporting company  [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value                      65,429,309 shares
           (Class)                         (Outstanding as at August 12, 2008)

AcuNetx Inc.

TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

PART I - FINANCIAL INFORMATION                                                 4
ITEM 1.  FINANCIAL STATEMENTS                                                  4
   Consolidated Balance Sheet (unaudited)                                      4
   Consolidated Statement of Operations (unaudited)                            5
   Consolidated Statement of Cash Flows (unaudited)                            6
   Notes to Financial Statements                                               7
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS                                         26
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           29
ITEM 4.  CONTROLS AND PROCEDURES                                              29
PART II - OTHER INFORMATION                                                   30
ITEM 1.  LEGAL PROCEEDINGS                                                    30
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS          30
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      30
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  30
ITEM 5.  OTHER INFORMATION                                                    30
ITEM 6.  EXHIBITS                                                             30
SIGNATURES                                                                    31

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

We desire to take advantage of the "SAFE HARBOR" provisions of the Private Securities Litigation Reform Act of 1995. This Report on Form 10-Q contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, acquisitions, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "BELIEVE," "EXPECT," "INTEND," "ANTICIPATE," "ESTIMATE," "MAY," "WILL," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ACUNETX, INC.
CONSOLIDATED BALANCE SHEETS

                                                                          June 30, 2008        December 31, 2007
ASSETS                                                                     (Unaudited)             (Audited)
-----------------------------------------------------------------------------------------------------------------
Current Assets
  Cash                                                                           $102,014               $205,162
  Restricted Cash                                                                  91,105                 75,000
  Accounts receivable, net                                                         75,043                 45,034
  Inventory                                                                       137,034                204,279
  Prepaid expenses and other current assets                                       112,341                 73,685
                                                                        ------------------     ------------------
    Total Current Assets                                                          517,537                603,160

Property and equipment, net                                                        14,108                 18,064
Other intangible assets                                                           116,194                150,472
Deferred tax assets                                                               220,635                220,635
Other investments                                                                     500                      0
Other assets                                                                        2,020                  2,020
                                                                        ------------------     ------------------

TOTAL ASSETS                                                                     $870,995               $994,351
                                                                        ==================     ==================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Accounts payable                                                               $351,561               $395,157
  Accrued liabilities                                                             955,413                794,757
  Current portion of long-term debt                                                83,101                 72,019
                                                                        ------------------     ------------------
    Total Current Liabilities                                                   1,390,075              1,261,933

Convertible debt, net of debt discount of $4,625 and $6,125 for
  2008 and 2007, respectively                                                     110,376                 93,876

Long-Term Debt                                                                    304,946                197,830
                                                                        ------------------     ------------------

Total Liabilities                                                               1,805,396              1,553,639
                                                                        ------------------     ------------------

Minority Deficit                                                                  (11,809)                (8,394)

Stockholders' Deficit
  Common stock, $0.001 par value; 100,000,000 shares authorized;
    65,429,309 shares issued and outstanding                                       65,429                 65,143
  Paid-in capital                                                              11,288,465             11,125,546
  Accumulated deficit                                                         (12,276,487)           (11,741,583)
                                                                        ------------------     ------------------
    Total Stockholders' Deficit                                                  (922,592)              (550,894)
                                                                        ------------------     ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                      $870,995               $994,351
                                                                        ==================     ==================


                         See notes to interim unaudited consolidated financial statements


ACUNETX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                     For the three months ended June 30,      For the six months ended June 30,
                                                          2008                2007                2008                2007

Sales - Products                                             $285,463            $678,474            $505,051          $1,802,420

Cost of sales - products                                       59,822             128,280             189,884             356,734
                                                    ------------------  ------------------  ------------------  ------------------

Gross profit                                                  225,642             550,194             315,168           1,445,686
                                                    ------------------  ------------------  ------------------  ------------------

Operating Expenses:
  Selling, general and administrative expenses                336,817             717,952             666,562           1,757,359
  Stock option expense                                         (3,787)             19,441             142,996             158,518
  Impairment of goodwill                                            0                   0                   0                 362
                                                    ------------------  ------------------  ------------------  ------------------
Total Operating Expenses                                      333,030             737,393             809,558           1,916,239
                                                    ------------------  ------------------  ------------------  ------------------

Operating loss                                               (107,388)           (187,199)           (494,390)           (470,553)
                                                    ------------------  ------------------  ------------------  ------------------

Other income(expenses)
  Interest and other income                                     1,620               8,002               2,958              12,263
  Interest and other expenses                                 (26,165)            (13,344)            (46,963)            (23,006)
                                                    ------------------  ------------------  ------------------  ------------------
    Total other income (expenses)                             (24,545)             (5,342)            (44,005)            (10,743)
                                                    ------------------  ------------------  ------------------  ------------------

Net loss before income taxes and minority interest           (131,933)           (192,541)           (538,395)           (481,296)
                                                    ------------------  ------------------  ------------------  ------------------

Provision for income taxes                                          0                   0                 800                 800
                                                    ------------------  ------------------  ------------------  ------------------

Net loss before minority interest                            (131,933)           (192,541)           (539,195)           (482,096)
                                                    ------------------  ------------------  ------------------  ------------------

Minority interest in losses of subsidiaries                    (2,468)                  0              (4,291)                  0
                                                    ------------------  ------------------  ------------------  ------------------

Net loss                                                    ($129,465)          ($192,541)          ($534,904)          ($482,096)
                                                    ==================  ==================  ==================  ==================

Net Loss per share-Basic and Diluted                           $(0.00)             $(0.00)             $(0.01)             $(0.01)
                                                    ==================  ==================  ==================  ==================

Weighted average number of common shares                   65,405,499          62,448,443          65,345,856          62,743,612



                                  See notes to interim unaudited consolidated financial statements


ACUNETX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR SIX MONTHS ENDED JUNE 30,                                                         2008                 2007
----------------------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                                      $       (534,904)    $       (482,096)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Minority interest                                                                     (4,291)                   -
    Depreciation and amortization                                                          4,504                7,564
    Issuance stock and stock equity awards for services                                  142,996              158,518
    Provision for bad debt                                                                11,775               14,707
    Amortization of debt discount                                                          1,500                    -
    Intellectual property write-down                                                      46,504
    Impairment of goodwill                                                                     -                  362
    Gain on recovery from loan loss                                                         (400)             (12,000)
    (Increase) Decrease in:
     Accounts receivable                                                                 (41,784)             (38,782)
     Inventory                                                                            67,245               37,110
     Prepaid and other assets                                                            (38,756)             (23,602)
    Increase (Decrease) in:
     Accounts payable and accrued expenses                                               118,096              172,153
                                                                               ------------------   ------------------
Net cash used in operating activities                                                   (227,516)            (166,066)
                                                                               ------------------   ------------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Increase in restricted cash                                                            (16,105)                   -
  Intellectual property write-down                                                       (12,775)              (4,319)
  Repayment from Notes Receivable                                                              -               12,000
                                                                               ------------------   ------------------
Net cash provided by (used in) investing activities                                      (28,880)               7,681
                                                                               ------------------   ------------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net proceeds from sales of common stocks                                                20,050               30,000
  Proceeds from issuance of long-term debt                                               150,000                    -
  Repurchase of common stock                                                                   -               (7,262)
  Net proceeds from convertible debt                                                      15,000                    -
  Repayments on notes payable                                                            (31,802)                (242)
                                                                               ------------------   ------------------
Net cash provided by financing activities                                                153,248               22,496
                                                                               ------------------   ------------------

NET DECREASE IN CASH                                                                    (103,148)            (135,889)

CASH BALANCE AT BEGINNING OF PERIOD                                                      205,162              202,570
                                                                               ------------------   ------------------

CASH BALANCE AT END OF PERIOD                                                   $        102,014     $         66,681
                                                                               ==================   ==================

Supplemental Disclosures of Cash Flow Information:
  Taxes Paid                                                                               $ 800                $ 800
  Interest paid                                                                         $ 20,533                $ 236
Schedule of Noncash Investing and Financing Activities:
  Retirement of common stocks for an equity-method investment                                $ 0             $ 14,007
  Conversion of accrued interest into debt principal                                         $ 0             $ 21,451
  Issuance of stock options for accrued expenses                                         $ 1,036                  $ 0

                            See notes to interim unaudited consolidated financial statements

                                                           6

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007


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

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007


GOING CONCERN

In the near term, the Company expects the operating cash flows will not be sufficient to cover all debt and payables although it expects its sales to grow and will be able to cover current operating costs and to reduce the working capital deficit.

Management's plans include raising operating capital to take advantage of its IntelliNetx and HawkEye commercial opportunities. To that end, a mezzanine debt financing in conjunction with a commercial bank line of credit is being considered and preliminarily structured by Management and the Board of Directors.

This will enable the Company to focus its efforts on selling its neurological diagnostic products that has historically been its primary business and to increase the marketing and sales efforts for its HawkEye law enforcement product.

The ability of the Company to continue as a going concern is dependent on its ability to meet its financing requirements and the success of its future operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRESENTATION OF INTERIM INFORMATION: The financial information at June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-Q Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

The consolidated balance sheet as of December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results for the six months ended June 30, 2008 may not be indicative of results for the year ending December 31, 2008 or any future periods.

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

OTHER INTANGIBLE ASSETS: Other intangible assets consist primarily of intellectual property and trademarks. The Company capitalizes intellectual property costs as incurred, excluding costs associated with Company personnel, relating to patenting its technology. The majority of capitalized costs represent legal fees related to a patent application. If the Company elects to stop pursuing a particular patent application or determines that a patent application is not likely to be awarded or elects to discontinue payment of required maintenance fees for a particular patent, the Company, at that time, records as expense the capitalized amount of such patent application or patent. Awarded patents will be amortized over the shorter of the economic or legal life of the patent. Trademarks are not amortized, but rather are tested for impairment at least annually. There was no impairment of other intangible assets for the six months ended June 30, 2008 and 2007.

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL: Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill amounts are not amortized, but rather are tested for impairment at least annually. An impairment of goodwill of $362 was recorded for the six months ended June 30, 2007. Goodwill was fully impaired in 2007.

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

STOCK-BASED COMPENSATION: The Company has adopted the fair value recognition provisions of FASB Statement No.123(R), "SHARE-BASED PAYMENT" (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2007 based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). For the six months ended June 30, 2008 and 2007, the Company recognized pre-tax stock option compensation expense of $142,996 and $158,518, respectively.

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

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007


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

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007


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

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)


NOTE 3 - BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:


ACCOUNTS RECEIVABLE, NET                                JUNE 30, 2008        DECEMBER 31, 2007
------------------------                            --------------------   --------------------
 Accounts Receivable                                 $           93,522     $           56,177
 Allowance for Bad Debt                                         (18,479)               (11,143)
                                                     ------------------     ------------------
   Total Accounts Receivable, Net                    $           75,043     $           45,034
                                                     ==================     ==================

 INVENTORY
 ---------
 Finished Goods                                      $          84,660      $         170,698
 Demo units                                                     72,424                 85,206
 Allowance for loss in inventory                               (20,050)               (51,624)
                                                     ------------------     ------------------
   Total Inventory                                   $         137,034      $         204,280
                                                     ==================     ==================

 PREPAID EXPENSES AND OTHER CURRENT ASSETS
 -----------------------------------------
 Prepaid Insurance                                   $          11,087      $          23,038
 Prepaid rent and deposit                                        1,013                  2,065
 Employee Advance                                                3,512                  3,415
 Other Prepaid Expenses                                         96,729                 45,167
                                                     ------------------     ------------------
   Total Prepaid and Others                          $         112,341      $          73,685
                                                     ==================     ==================

 PROPERTY AND EQUIPMENT, NET
 ---------------------------
 Furniture and Fixtures                              $           9,531      $           9,531
 Equipment                                                      40,530                 40,530
 Software                                                        5,757                  5,757
                                                     ------------------     ------------------
                                                                55,818                 55,818
 Accumulated Depreciation                                      (41,709)               (37,754)
                                                     ------------------     ------------------
   Total Property and Equipment, Net                 $          14,108      $          18,064
                                                     ==================     ==================

 ACCRUED LIABILITIES
 -------------------
 Warranty reserve                                    $           4,491      $          11,339
 Accrued payroll and related taxes                             113,244                120,887
 Accrued consulting fees                                       245,527                254,967
 Commissions payable                                            18,467                      -
 Deferred Revenues                                              45,000                      -
 Accrued vacation                                               20,648                 18,072
 Accrued professional fees                                     144,693                136,413
 Related party payable                                           4,190                 42,165
 Other accrued liabilities                                     359,153                210,915
                                                     ------------------     ------------------
   Total Accrued Liabilities                         $         955,413      $         794,758
                                                     ==================     ==================

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007


NOTE 4 - OTHER INTANGIBLE ASSETS

During the six months ended June 30, 2008, the Company capitalized intellectual property cost of $ 12,775 and expensed intellectual property that the Company stopped pursuing which was previously capitalized at a cost of $46,504. The Company's intangible assets consisted of the following at June 30, 2008 and December 31, 2007:

                                       JUNE 30, 2008      DECEMBER 31, 2007
                                   --------------------  --------------------
Pending Intellectual Property       $           94,789    $          128,518
Awarded patents                                 21,954                21,954
Accumulated amortization                          (549)                    -
                                    ------------------    ------------------
  Total Accounts Receivable, Net               116,194               150,472
                                    ==================    ==================

Amortization of intangibles was $549 for the six months ended June 30, 2008. No amortization of intangibles was recorded for the six months ended June 30, 2007 as no patents were awarded as of that date.

Based on the carrying amount of the intangibles as of June 30, 2008, and assuming no impairment of the underlying assets, the estimated future amortization is as follows:

Years ended December 31,
--------------------------
2008 (from July 1, 2008)           $          549
2009                                        1,098
2010                                        1,098
2011                                        1,098
2012 and over                              17,563
                                  ----------------
Total                              $       21,406
                                  ================

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007


NOTE 5 - SETTLEMENT ON NOTES RECEIVABLE

In March 2007, the Company entered into a settlement agreement with a former employee who created indebtedness to the Company of $49,489 in 2001 to 2004 and had agreed to a Note Receivable (Receivable). The employee had been in default on payments on this Receivable, which was fully reserved in 2004. The agreement calls for the former employee to repay the Company $55,000 at a rate of $4,000 per month beginning in April 2007. The Company collected $24,000 through June 30, 2008. The former employee is nine months in arrears of payments as of June 30, 2008. In May 2008, the Company collected 1,000,000 preferred stocks of a public company which was provided as a security in the agreement. The stocks were classified as trading securities, of which the shares were reported in the balance sheet at fair value with realized and unrealized gains and losses included in current period operations. The fair market value at the time of collection was $900. An unrealized loss of $400 was recorded at June 30, 2008.

NOTE 6 - BORROWINGS

LONG-TERM DEBT

                                                                  June 30, 2008    December 31, 2007
-----------------------------------------------------------------------------------------------------
Installment note payable secured by computer equipment.
Monthly payments total $81, including interest at 18.99%.
The original note amount was $2,062. Matures July 21, 2009.      $          864     $          1,297

Reconstructed note payable to related party. Monthly interest payment only at  13% through January 31. 2008. Effective
February 1, 2008, principal and interest payment based on a
36-month amortization. Matures August 1, 2009. (a)                      237,183              268,552

Note payable to S&S Health Products, Inc maturing on April 1,
2011. The note provides for monthly payments of interest only
at the rate of 10% per annum. (b)                                       150,000                    -

-----------------------------------------------------------------------------------------------------
                                                                        388,047              269,849
Less: Current Maturities                                                (83,101)             (72,109)
-----------------------------------------------------------------------------------------------------
        Long-term debt                                           $      304,946     $        197,740
=====================================================================================================

(a) On June 30, 2007, the Company entered into an Agreement for Extension and Amendment of a Note ("Agreement") with a related party. Under the Agreement, the Company's subsidiary, OrthoNetx, Inc. executed an Amended and Extended Promissory Note in favor of a related party, in the principal amount of $268,551. The new note replaces a promissory note issued by OrthoNetx, Inc. on January 30, 2005 in the original amount of $300,000. The new note bears interest at 13% per annum, and provides for payments of interest that commenced on August1, 2007. Payments of principal and interest commenced on February 1, 2008, based on a 36-month amortization schedule. All principal and interest is due on August 1, 2009. As of June 30, 2008, the Company has made all scheduled interest payments. Under the Agreement, the Company entered into a Commercial Guaranty under which it guaranteed payment of the note. Also, the related party entered into a termination of guaranty to release the former CEO from his guaranty of the original note.

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007


NOTE 6 - BORROWINGS (CONTINUED)

(b) The Note provides that if, on the second anniversary of the date of the Note, AcuNetx has not set aside at least $100,000 for repayment of the Note upon maturity, the principal of S&S has the right to compel AcuNetx to conduct a private offering to raise the funds necessary to repay the Note. The Note also provides that if AcuNetx is unable to pay the balance at maturity, S&S is entitled to a penalty equal to 10% of the principal balance of the Note, payable monthly until fully paid. As of June 30, 2008, no fund was set aside.

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

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE 6 - BORROWINGS (CONTINUED)

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

                                                                           June 30, 2008    December 31, 2007
--------------------------------------------------------------------------------------------------------------
10% Series A Convertible Promissory Note, matures on December 31, 2010     $      25,000      $      25,000

8% Convertible Promissory Notes, matures commencing May 18, 2009                  90,000             75,000
--------------------------------------------------------------------------------------------------------------
                                                                                 115,000            100,000
Less: Unamortized debt discount                                                   (4,625)            (6,125)
--------------------------------------------------------------------------------------------------------------
    Convertible debt, net                                                  $     110,376      $      93,875
==============================================================================================================

NOTE 7 - INCOME TAXES

Provision for income taxes consisted of a minimum state franchise tax of $800 for six months ended June 30, 2008 and 2007.

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

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE 8 - STOCKHOLDERS' EQUITY

SALES OF COMMON STOCK

In May 2008, the Company sold 71,429 equity units, consisting of 71,429 shares of common stock and warrants, and received $5,000 in gross proceeds under the April 2008 self-written offering.

In February 2008, the Company sold 215,000 equity units, consisting of 215,000 shares of common stock and warrants, and received $15,050 in gross proceeds under the May 2007 self-written offering.

COMMON STOCK RETIREMENT

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

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007


NOTE 9 - STOCK OPTIONS (CONTINUED)

A summary of the status of stock options issued by the Company as of June 30, 2008 and 2007 is presented in the following table.

                                                           2008                              2007
                                            ---------------------------------------------------------------
                                                                 Weighted                          Weighted
                                                 Number          Average            Number         Average
                                                    of           Exercise             of           Exercise
                                                 Shares           Price             Shares          Price
                                            ---------------------------------------------------------------
Outstanding at beginning of year                  5,525,768       $0.15              7,309,102      $0.21
Granted                                           3,830,000       $0.07              1,500,000      $0.09
Exercised, Expired and Cancelled                                  $0.00             (3,360,000)     $0.21
                                            ----------------                   ----------------
Outstanding at end of period                      9,355,768       $0.12              5,449,102      $0.20
                                            ================                   ================

Exercisable at end of period                      7,855,768       $0.12              4,449,101      $0.17
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

                                                           2008      2007
Weighted average fair value per option granted            $0.06      $0.09
Risk-free interest rate                                    3.28%      4.75%
Expected dividend yield                                    0.00%      0.00%
Expected lives                                             5.00       5.00
Expected volatility                                      134.64%    120.88%

The following table sets forth additional information about stock options outstanding at June 30, 2008:

                                      Weighted
                                       Average        Weighted
       Range of                       Remaining       Average
       Exercise         Options       Contractual     Exercise       Options
        Prices        Outstanding        Life          Price       Exercisable
--------------------------------------------------------------------------------
 $0.01-$0.30             7,855,768    3.67 years     $     0.12       7,855,768

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007


NOTE 9 - STOCK OPTIONS (CONTINUED)

VISIONETX, INC.

On August 16, 2007, the shareholders of VisioNetx, Inc. approved the adoption of the 2007 Stock Incentive Plan to provide for the issuance of incentive stock options and/or nonstatutory options to officers, directors, employees, and consultants who provide services to VisioNetx. All options have an exercise price equal to or higher than the fair market value of VisioNetx common stock on the date the options were granted. Options generally vest over three years and are exercisable from five to ten years from the date of grant. The plan reserves 1 million shares of common stock.

                                                         2008
                                              ----------------------------
                                                                Weighted
                                                  Number        Average
                                                    of          Exercise
                                                  Shares         Price
                                              --------------- ------------
Outstanding at beginning of year                     479,500        $0.10
Granted                                               96,000        $0.10
Exercised/Expired/Cancelled                                -        $0.00
                                              ---------------
Outstanding at end of period                         575,500        $0.10
                                              ===============

Exercisable at end of period                         284,072        $0.10
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

                                                          2008
                                                      ------------
Weighted average fair value per option granted              $0.04
Risk-free interest rate                                      3.45%
Expected dividend yield                                      0.00%
Expected lives                                               5.00
Expected volatility                                        134.64%

As of June 30, 2008 there was $14,679 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of
1.81 years.

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007


NOTE 9 - STOCK OPTIONS (CONTINUED)

The following table sets forth additional information about stock options outstanding at June 30, 2008:

A summary of the status of stock options issued by VisioNetx as of June 30, 2008 is presented in the following table.

                                     Weighted
                                      Average        Weighted
    Range of                         Remaining        Average
    Exercise         Options        Contractual      Exercise        Options
     Prices        Outstanding         Life           Price        Exercisable
--------------------------------------------------------------------------------
     $ 0.10          575,500        7.42 years        $ 0.10         284,072


NOTE 10 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                                Three Months Ended June 30,              Six Months Ended June 30,
                                                2008                 2007               2008                  2007
------------------------------------------------------------------------------------------------------------------------
Numerator:
  Net loss                                $      (129,465)     $      (192,541)    $      (534,904)     $      (482,096)
------------------------------------------------------------------------------------------------------------------------
Denominator:
  Weighted average of common shares            65,405,499           62,448,443          65,345,856           64,743,612
------------------------------------------------------------------------------------------------------------------------

Net loss per share-basic and diluted      $        (0.002)     $        (0.003)    $         (0.01)     $         (0.01)

As the Company incurred net loss for the three and six months ended June 30, 2008, the effect of dilutive securities totaling 304,098 and 1,714,476 equivalent shares, respectively, have been excluded from the calculation of diluted net loss per share because their effect are anti-dilutive.

Stock options and warrants to purchase approximately 14,582,436 shares of the Company's common stocks were outstanding, but were not included in the computation of diluted net loss per share for the three and six months ended June 30, 2007 because the exercise price of the stock options and warrants was greater than the average share price of the common shares, and, therefore, the effect would have been anti-dilutive.

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007


NOTE 11 - MAJOR CUSTOMERS AND CREDIT CONCENTRATION

During the three months ended June 30, 2008 and 2007, sales to major customers (those exceeding 10% of the Company's net revenues) approximated 64.9% and 54.2%, respectively, of the Company's consolidated net revenues. Approximately 27.1% and 54.2% of revenues for the three months ended June 30, 2008 and 2007 respectively, were to an independent distributer. Approximately 27.1% and 0% of revenues for the three months ended June 30, 2008 and 2007 respectively, were from another independent distributor. Approximately 10.7% and 0% of revenues for the three months ended June 30, 2008 and 2007 respectively, were from a state university. In addition, accounts receivable balances of such major customers approximated 56.0% of the Company's total accounts receivable balance at June 30, 2008.

The loss or substantial reduction of the business of any of the major customers could have a material adverse impact on the Company's results of operations and cash flows.

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

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007


NOTE 12 - SEGMENT INFORMATION (CONTINUED)

Summarized financial information of the Company's results by operating segment is as follows:

                                        Three Months Ended June 30,     Six Months Ended June 30,
                                           2008            2007           2008             2007
---------------------------------------------------------------------------------------------------
Net Revenue to external customers:
  INX                                    $ 285,463      $ 669,519       $ 486,285      $ 1,789,065
  ONX                                            -              -          18,766                -
  VNX                                            -          8,955               -           13,355
                                       -----------------------------------------------------------
Consolidated Net Revenue to
external customer                        $ 285,463      $ 678,474       $ 505,051      $ 1,802,420
---------------------------------------------------------------------------------------------------
Cost of Revenue:
  INX                                     $ 56,854      $ 127,122       $ 147,604      $   353,707
  ONX                                        2,968              -          42,280                -
  VNX                                            -          1,158               -            3,027
                                       -----------------------------------------------------------
Consolidated Cost of Revenue              $ 59,822      $ 128,280       $ 189,884      $   356,734
---------------------------------------------------------------------------------------------------
Gross Margin:
  INX                                    $ 228,609      $ 542,397       $ 338,681      $ 1,435,358
  ONX                                       (2,968)             -         (23,514)               -
  VNX                                            -          7,797               -           10,328
                                       -----------------------------------------------------------
Consolidated Gross Margin                $ 225,642      $ 550,194       $ 315,168      $ 1,445,686
---------------------------------------------------------------------------------------------------

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

                                            Three Months Ended June 30,     Six Months Ended June 30,
                                               2008            2007           2008            2007
-----------------------------------------------------------------------------------------------------
Total margin for reportable segments        $  225,642     $  550,194     $  315,168     $ 1,445,686
Corporate and general and administrative
   expenses                                   (336,817)      (717,952)      (666,562)     (1,757,359)
Stock option expenses                            3,787        (19,441)      (142,996)       (158,518)
Impairment of goodwill                               0              0              0            (362)
Interest and Other Expense                     (26,165)       (13,344)       (46,963)        (23,006)
Gain (loss) on equity-method investments             0              0              0               0
Interest and Other Income                        1,620          8,002          2,958          12,263
                                           ----------------------------------------------------------
Net loss before income taxes and minority   $ (131,933)    $ (192,541)    $ (538,395)    $  (481,296)
                                           ==========================================================

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007


NOTE 13 - RELATED PARTY TRANSACTION

The Company's employees periodically pay business-related expenses using personal funds. Until reimbursed, these expenses are recorded in "Accrued Liabilities" and listed as "Related party payables" in the balance sheet details above. At June 30, 2008 the company had a current related party payable to the Company's CEO, in the amount of $3,869.

In June of 2008, the Company decided to discontinue maintenance fee payments related to its Limb Lengthener intellectual property petition. At that time, the Company entered into an assignment agreement with a related party. In exchange for consideration of $1, the party agreed to maintain the patent at its discretion, without obligation, and at its expense. It further agreed that, upon patent approval, it would give AcuNetx Inc. first right of refusal to repurchase the assignment by reimbursing its expenses plus ten percent (10%) for a period of 90 days from the date of issuance.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of June 30, 2008.

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

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE 14 - GUARANTEES AND PRODUCT WARRANTIES (CONTINUED)

The following table presents the changes in the Company's warranty reserve during the first six months of 2008 and 2007:

For the Six Months Ended June 30,            2008       2007
---------------------------------------------------------------
Beginning balance                           11,339      7,200
Provision for warranty                      (6,847)     3,588
Utilization of reserve                           0     (1,800)
---------------------------------------------------------------
Ending balance                               4,492      8,988
---------------------------------------------------------------

NOTE 15 - SUBSEQUENT EVENT

On July 14, 2008, Ronald A. Waldorf, President and Acting Chief Financial Officer of the Company, resigned from those positions for personal and health reasons. At the time of his departure, the Company owed Ronald A. Waldorf an accrued salary of $16,668 and accrued vacation of $16,954.

Robert S. Corrigan, Chairman of the Board of Directors, was appointed as President and Acting Chief Financial Officer on an interim basis to replace Mr. Waldorf.

Mr. Waldorf remains a member of the Board of Directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      Management's discussion and analysis of financial condition and results of operations ("MD&A") supplements the accompanying consolidated financial statements and notes to help provide an understanding of AcuNetx Inc.'s financial condition, changes in financial condition and results of operations. MD&A is organized as follows:

  o Cautionary statement concerning forward-looking statements. This section provides a description of the use of forward-looking information contained in this report.

  o Business overview. This section provides a description of the Company's business and recent developments the Company believes are important in understanding the results of operations and financial condition.

  o Financial condition and liquidity. This section provides an analysis of the Company's financial condition as of June 30, 2008 and cash flows for the six months ended June 30, 2008.

  o Results of operations. This section provides an analysis of the Company's results of operations for the six months ended June 30, 2008.

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

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere in this Quarterly Report on Form 10-Q. Except for the historical information contained in this report, the following discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. The Company's actual results may differ materially from the results discussed in the forward-looking statements, as a result of certain factors including, but not limited to, those discussed elsewhere in this Quarterly Report on Form 10-Q.

BUSINESS OVERVIEW

AcuNetx Inc. is an innovative medical, law enforcement, workplace safety and optical polygraph equipment manufacturer and retailer. During the first half of 2008, medical related products accounted for 90.5% of the Company's revenues. The balance of the revenues came from law enforcement and optical polygraph sales. While the Company's medical product lines are being sold in a relatively mature market, recent research indicates additional markets may be suitable for the Company's newer product lines, and the company will continue to actively explore those opportunities with distributors and partners both in the United States and Internationally.

Several developing initiatives are important to the Company's future success. First, the creation of VisioNetx, Inc. establishes a more effective and efficient capitalization structure to help promote the Company's workplace safety and law enforcement product lines. Second, AcuNetx Inc. licensed the HawkEye(TM) eye observation and recording system from VisioNetx to help provide additional resources to promote the law enforcement product lines. Third, the Company is ramping up product development, marketing, and sales activities for both its new and existing Videonystagmography (VNG) medical equipment product lines, to help meet what the Company expects to be a growing global demand for balance assessment and fall prevention for the sick and elderly.

Historically, the Company's VNG product line was aimed at specialized physicians. While remaining in this market has proven that the Company's VNG systems have gained general acceptance among its specialist customers, the market of primary care physicians is significantly larger. Therefore, the company believes that focusing on primary care physicians has the potential to develop into a substantially larger growth market. As a result, during the first half of 2008, the company introduced a new more affordable VNG medical device aimed at primary care physicians and will continue to pursue this market going forward.

The Company believes that the OrthoNetx product line still has potential value in its marketplace, and the relationship with Robinson MedSurg LLC is an important step in maximizing that opportunity.

FINANCIAL CONDITION AND LIQUIDITY

GOING CONCERN

The Company's independent auditors have included an explanatory paragraph in their report on the June 30, 2008 consolidated financial statements discussing issues which raise substantial doubt about the Company's ability to continue as a "going concern." The going concern qualification is attributable to the Company's operating losses during the year and the amount of capital which the Company projects it needs to satisfy existing liabilities and achieve profitable operations.

Management understands the comments in the auditor's report relative to the Company as a going concern. We have taken a number of actions, described in the footnotes, to reduce expenses and conserve cash. All activities will be focused on maintaining our ability to ship our VNG medical equipment line of products, as well as the HawkEye (TM) law enforcement product lines, which continue to serve as our source of revenue. These activities will include maintaining the excellent relationships already formed with our suppliers, distributors, and customers. Any future expenses not related to this core business will be examined in the light of our current liquidity position before approval. Management believes that the plan that has been implemented will allow continuing operations and improvements over time.

CURRENT ASSETS

Current assets decreased by $85,623 from December 31, 2007 to June 30, 2008 primarily due to a lower cash balance, but also to a lower inventory balance. These decreases were offset, to a lesser extent, by higher prepaid expenses, accounts receivable, restricted cash balances and other current assets.

OTHER INTANGIBLE ASSETS

Other intangible assets decreased by $34,278 from December 31, 2007 to June 30, 2008 primarily due the Company's assignment of its Limb Lengthener. This decrease was partially offset by an increase of $12,226 resulting from the Company's decision to advance its optical polygraph equipment intellectual property petition.

CURRENT LIABILITIES

Current liabilities have increased by $128,142 from December 31, 2007 to June 30, 2008 primarily due to higher accrued liabilities, but also to a higher current portion of long-term debt. The primary reason for the increase in current liabilities is a $100,000 accrual in May of 2008 relating to a sales agreement with a major distributor. The increase in accrued expenses was partially offset by a decrease of $43,596 in accounts payable.

LONG-TERM DEBT

Long-term debt increased by $123,616 from December 31, 2007 to June 30, 2008 primarily due to the issuance of a new note payable in the amount of $150,000, but also to a lesser extent, due to the result of other long-term borrowing. This increase was partially offset, by debt payment of approximately $31,000.

STOCKHOLDERS' DEFICIT

Stockholders' deficit increased by $371,698 from December 31, 2007 to June 30, 2008 primarily due to a net loss for the period. This decrease was offset, to a lesser extent, by a $162,919 increase in Paid-in capital for the same period. The increase in Paid-in capital was primarily due to the increase in stock option expense.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, the Company had $517,537 in current assets. This includes $102,014 in non-restricted cash and cash equivalents and $91,105 in restricted cash. Net accounts receivable was $75,043 and inventory was $137,034.

The Company had $1,390,075 in current liabilities, which included accounts payable of $351,561. The Company also had accrued liabilities of $955,413 and a current portion of long term debt of $ 83,101. Long-term liabilities were $415,322. As of June 30, 2008, AcuNetx had an accumulated deficit of $12,276,487.

AcuNetx has no plans for significant capital equipment expenditures for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

MATERIAL COMMITMENTS

The Company has no material commitment to make capital equipment expenditures.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

The six months ended June 30, 2008 and 2007 represent the combined results of AcuNetx, Inc. and its subsidiaries, OrthoNetx Inc. and VisioNetx Inc.

A significant aspect of the Company's year-to-year comparison is a change in revenue recognition relating to one of the company's major distributors. During the first half of 2007, the Company sold its products directly to end customers and paid the distributor sales commissions based on sales to these customers. Since July of 2007, the Company sells its products directly to this distributor at wholesale prices. This change results in lower revenues for the same unit volume of sales, along with lower gross profits, as costs do not change. Correspondingly, a decrease in commission expense occurs as the distributor is no longer receiving commissions.

Revenues during the six months ended June 30, 2008 were $505,051 compared to $1,802,420 for the corresponding period in 2007. System unit shipments decreased to 27 units in the first six months of 2008 from 49 units in the same period of the prior year as a result of two significant factors: (i) the overall uncertainty with the domestic economy, and (ii) the lack of funds to adequately market the company's products. Gross profit, as a percentage of sales, decreased from 80% to 62%. Total operating expenses decreased by $1,106,681, from $1,916,239 in the first half of 2007 to $809,558 in the first half of 2008. Selling, general and administrative expenses decreased from $1,757,359, in the first half of 2007, to $666,562 in the first half of 2008. Net loss increased from $482,096 in the first half of 2007 to $534,904 in the first half of 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Per Item 305(e) of Regulation S-K, a smaller reporting company is not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that as of June 30, 2008 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in the Company's periodic filings with the SEC, such that the information relating to the Company required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There has been no material change in our internal control over financial reporting during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2008, the Company sold 71,429 units, each consisting of one share of Common Stock and a warrant to purchase one share of Common Stock, to a small group of private investors. The Company received gross proceeds of $5,000.

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


Date: August 14, 2008           By: /s/ Robert S. Corrigan
                                    ----------------------
                                    Robert S. Corrigan, Chief Executive Officer