Form 10-Q
period 2008-09-30
AcuNetx, Inc.
filed 2008-11-19
CIK 1097575

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2008

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
                         Commission File number 0-27857


                                  ACUNETX INC.
              ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEVADA                                          88-0249812
-------------------------------                        --------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                           Identification No.)

                 2301 W. 205TH STREET, #102, TORRANCE, CA 90501
              ----------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                  310-328-0477
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value                     65,429,585 shares
------------------------------             ------------------------------------
          (Class)                         (Outstanding as at November 14, 2008)

                                  AcuNetx Inc.

                               TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

PART I - FINANCIAL INFORMATION...............................................4

ITEM 1.  FINANCIAL STATEMENTS................................................4
           Consolidated Balance Sheet (unaudited)............................4
           Consolidated Statement of Operations (unaudited)..................5
           Consolidated Statement of Cash Flows (unaudited)..................6
           Notes to Financial Statements.....................................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...........................................26

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........31

ITEM 4.  CONTROLS AND PROCEDURES.............................................31

PART II - OTHER INFORMATION..................................................31

ITEM 1.  LEGAL PROCEEDINGS...................................................31

ITEM 1A. RISK FACTORS........................................................31

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.........31

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.....................................31

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................31

ITEM 5.  OTHER INFORMATION...................................................31

ITEM 6.  EXHIBITS............................................................32

SIGNATURES...................................................................33

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

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                               ACUNETX, INC.
                                        CONSOLIDATED BALANCE SHEETS


                                                                    September 30, 2008     December 31, 2007
ASSETS                                                                   (Unaudited)           (Audited)
                                                                        ------------         ------------
Current Assets
  Cash                                                                  $     95,776         $    205,162
  Restricted Cash                                                             91,514               75,000
  Accounts receivable, net                                                    27,732               45,034
  Inventory                                                                  107,683              204,279
  Prepaid expenses and other current assets                                   99,541               73,685
                                                                        ------------         ------------
    Total Current Assets                                                     422,245              603,160

Property and equipment, net                                                   12,232               18,064
Other intangible assets                                                      115,271              150,472
Deferred tax assets                                                          220,635              220,635
Other investments                                                             15,000                    0
Other assets                                                                   2,020                2,020
                                                                        ------------         ------------

TOTAL ASSETS                                                            $    787,403         $    994,351
                                                                        ============         ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Accounts payable                                                      $    453,923         $    395,157
  Accrued liabilities                                                        967,188              794,757
  Current portion of long-term debt                                          218,317               72,019
                                                                        ------------         ------------
    Total Current Liabilities                                              1,639,428            1,261,933

Convertible debt, net of debt discount of $3,874
  and $6,124 for 2008 and 2007, respectively                                 111,126               93,876

Long-Term Debt                                                               150,000              197,830
                                                                        ------------         ------------

Total Liabilities                                                          1,900,553            1,553,639
                                                                        ------------         ------------

Minority Deficit                                                             (14,856)              (8,394)

Stockholders' Deficit
  Common stock, $0.001 par value; 100,000,000 shares
    authorized; 65,429,309 shares issued and outstanding                      65,429               65,143
  Paid-in capital                                                         11,335,177           11,125,546
  Accumulated deficit                                                    (12,498,901)         (11,741,583)
                                                                        ------------         ------------
    Total Stockholders' Deficit                                           (1,098,294)            (550,894)
                                                                        ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $    787,403         $    994,351
                                                                        ============         ============
See notes to interim unaudited consolidated financial statements





                                              ACUNETX, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                          For the three months ended            For the nine months ended
                                                               September 30,                        September 30,
                                                           2008              2007              2008               2007
                                                       ------------      ------------      ------------      ------------
Sales - Products                                       $    213,936      $    428,286      $    718,988      $  2,230,706

Cost of sales - products                                    110,373           148,644           300,257           505,378
                                                       ------------      ------------      ------------      ------------

Gross profit                                                103,563           279,642           418,731         1,725,328
                                                       ------------      ------------      ------------      ------------

Operating Expenses:
  Selling, general and administrative expenses              306,805           388,415           974,114         2,145,774
  Stock option expense                                       17,814            19,931           160,063           178,449
  Impairment of goodwill                                          0              --                   0               362
                                                       ------------      ------------      ------------      ------------
Total Operating Expenses                                    324,619         1,134,177
                                                                                                408,346         2,324,585
                                                       ------------      ------------      ------------      ------------

Operating loss                                             (221,056)         (128,704)         (715,446)         (599,257)
                                                       ------------      ------------      ------------      ------------

Other income (expenses)
  Interest and other income                                  14,884             8,069            17,841            20,332
  Interest and other expenses                               (19,643)          (12,828)          (66,606)          (35,835)
                                                       ------------      ------------      ------------      ------------
    Total other income (expenses)                            (4,760)           (4,760)          (48,765)          (15,503)
                                                       ------------      ------------      ------------      ------------

Net loss before income taxes and minority interest         (225,816)         (133,464)         (764,211)         (614,760)

Provision for income taxes                                        0              --                 800               800
                                                       ------------      ------------      ------------      ------------

Net loss before minority interest                          (225,816)         (133,464)         (765,011)         (615,560)

Minority interest in losses of subsidiaries                  (3,401)           (9,927)           (7,692)           (9,927)
                                                       ------------      ------------      ------------      ------------

Net loss                                               $   (222,414)     $   (123,537)     $   (757,319)     $   (605,633)
                                                       ============      ============      ============      ============

Net Loss per share-Basic and Diluted                   $      (0.00)     $      (0.00)     $      (0.01)     $      (0.01)
                                                       ============      ============      ============      ============

Weighted average number of common shares                 65,429,309        64,221,451        65,373,674        63,236,225


See notes to interim unaudited consolidated financial statements






ACUNETX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR NINE MONTHS ENDED SEPTEMBER 30,                                                  2008          2007
                                                                                  ---------      ---------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                                        $(757,319)     $(605,633)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Minority interest                                                                (7,692)        (9,927)
    Depreciation and amortization                                                     6,655          9,545
    Issuance of stock and stock equity awards for services                          190,063        244,249
    Provision for bad debt                                                           18,711         15,434
    Amortization of debt discount                                                     2,250            312
    Impairment of goodwill                                                               --            362
    Intellectual property write-down                                                 47,249             --
    Gain on recovery from loan loss                                                    (900)       (20,000)
    Unrealized gain on trading securities                                           (14,100)            --
    (Increase) Decrease in:
     Accounts receivable                                                             (1,408)       (86,491)
     Inventory                                                                       96,596         52,160
     Prepaid and other assets                                                       (25,856)       (27,210)
    Increase (Decrease) in:
     Accounts payable and accrued expenses                                          232,232        273,085
                                                                                  ---------      ---------
Net cash used in operating activities                                              (213,519)      (154,113)
                                                                                  ---------      ---------

CASH FLOW FROM INVESTING ACTIVITIES:
  Increase in restricted cash                                                       (16,514)            --
  Capitalized intellectual property                                                 (12,871)        (4,319)
  Repayment from Notes Receivable                                                        --         20,000
                                                                                  ---------      ---------
Net cash provided by (used in) investing activities                                 (29,385)        15,681
                                                                                  ---------      ---------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net proceeds from sales of common stock                                            20,050         55,000
  Proceeds from issuance of long-term debt                                          150,000             --
  Repurchase of common stock                                                             --         (7,262)
  Net proceeds from convertible debt                                                 15,000         25,000
  Repayments on notes payable                                                       (51,532)          (381)
                                                                                  ---------      ---------
Net cash provided by financing activities                                           133,518         72,357
                                                                                  ---------      ---------

NET DECREASE IN CASH                                                               (109,386)       (66,075)
CASH BALANCE AT BEGINNING OF PERIOD                                                 205,162        202,570
                                                                                  ---------      ---------
CASH BALANCE AT END OF PERIOD                                                     $  95,776      $ 136,495
                                                                                  =========      =========

Supplemental Disclosures of Cash Flow Information:
  Taxes Paid                                                                      $     800      $     800
  Interest paid                                                                   $  34,689      $   9,069
Schedule of Noncash Investing and Financing Activities:
  Retirement of common stock for an equity-method investment                      $       0      $  14,007
  Conversion of accrued interest into debt principal                              $       0      $  21,451
  Issuance of stock options for accrued expenses                                  $   1,036      $      --
  Issuance of warrants as debt discount                                           $       0      $   7,500
See notes to interim unaudited consolidated financial statements

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007


NOTE 1 - NATURE OF BUSINESS AND GOING CONCERN

NATURE OF BUSINESS

AcuNetx, Inc., a Nevada corporation, (the "Company" or "AcuNetx", formerly known as Eye Dynamics, Inc. or "EDI") and its subsidiaries OrthoNetx Inc. and VisioNetx Inc., combine diagnostic, analytical and therapeutic devices with proprietary software to permit health providers to diagnose and treat balance disorders and various bone deficiencies, law enforcement officers to evaluate roadside sobriety, and employers in high-risk industries to determine, in real-time, the mental fitness of their employees to perform mission-critical tasks. AcuNetx is headquartered in Torrance, California.

AcuNetx operates its divisions as IntelliNetx, a medical division with neurological diagnostic equipment; and its two subsidiary companies mentioned above, which are (i) wholly owned OrthoNetx, Inc., which has devices that create new bone; and (ii) VisioNetx, Inc., a majority-owned subsidiary company with products for occupational safety and law enforcement.

AcuNetx and its subsidiaries offer the following product lines: (a) Neurological diagnostic equipment that measures, tracks and records human eye movements, utilizing the company's proprietary technology and computer software, as a method to diagnose problems of the vestibular (balance) system and other balance disorders; (b) Devices, targeting the occupational safety and law enforcement markets, designed to test individuals for impaired performance resulting from the influences of alcohol, drugs, illness, stress and other factors that affect eye and pupil performance; (c) Orthopedic and craniomaxillofacial (skull and jaw) surgery products, which generate new bone through the process of distraction osteogenesis; and (d) A proprietary information technology system called SmartDevice-Connect(TM) ("SDC"). SmartDeviceConnect establishes product registry to individual patients and tracks device results for post-market surveillance, adverse event and outcomes reporting, and creates "smart devices" that gather and transmit physiological data from the device and its interaction with patients.

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007


GOING CONCERN

In the near term, the Company expects that operating cash flows will not be sufficient to pay off all debt and payables, although management expects this position to improve as sales grow significantly. In the meantime, the Company will continue to be able to cover current operating costs and to reduce the working capital deficit.

In order to ensure adequate cash flow for operations, management is currently finalizing Purchase Order financing. This financing provides cash to the Company as soon as an order is received, so that management has the working capital to pay for the purchase of inventory and the manufacturing process, as well as to finance sales and administration.

Additionally, management's plans include raising operating capital to take advantage of the Company's IntelliNetx and HawkEye commercial opportunities. A mezzanine debt financing in conjunction with a commercial bank line of credit is being considered and preliminarily structured by Management and the Board of Directors.

This new financing is expected to enable the Company to focus its efforts on expanding its ongoing sales to the medical community of its neurological diagnostic products, which have historically constituted its primary and most consistent business; and to increase the enhancement, marketing and sales efforts of the Company's sobriety testing products for law enforcement and work fitness testing products for industry and public safety.

The ability of the Company to continue as a going concern is dependent on the success of its future operations and would be boosted by the success of its new financing efforts. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRESENTATION OF INTERIM INFORMATION: The financial information at September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-Q Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

The consolidated balance sheet as of December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results for the nine months ended September 30, 2008 may not be indicative of results for the year ending December 31, 2008 or any future periods.

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

OTHER INTANGIBLE ASSETS: Other intangible assets consist primarily of intellectual property and trademarks. The Company capitalizes intellectual property costs as incurred, excluding costs associated with Company personnel, relating to patenting its technology. The majority of capitalized costs represent legal fees related to a patent application. If the Company elects to stop pursuing a particular patent application or determines that a patent application is not likely to be awarded or elects to discontinue payment of required maintenance fees for a particular patent, the Company, at that time, records as expense the capitalized amount of such patent application or patent. Awarded patents will be amortized over the shorter of the economic or legal life of the patent. Trademarks are not amortized, but rather are tested for impairment at least annually. There was no impairment of other intangible assets for the nine months ended September 30, 2008 and 2007.

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL: Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill amounts are not amortized, but rather are tested for impairment at least annually. An impairment of goodwill of $362 was recorded for the nine months ended September 30, 2007. Goodwill was fully impaired in 2007.

NET INCOME PER SHARE: Basic net income per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and the dilutive potential common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive. Dilutive potential common shares consist primarily of stock options, stock warrants and shares issuable under convertible debt.

STOCK-BASED COMPENSATION: The Company has adopted the fair value recognition provisions of FASB Statement No.123(R), "SHARE-BASED PAYMENT" (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2007 based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). For the nine months ended September 30, 2008 and 2007, the Company recognized pre-tax stock option compensation expense of $160,063 and $178,449, respectively.

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

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007



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

In May 2008, the FASB issued SFAS No. 162, "THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days after the Securities and Exchange Commission approves the Public Company Accounting Oversight Board's amendments to AU Section 411. The Company does not anticipate the adoption of SFAS No. 162 will have an impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, "ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE CONTRACTS - AN INTERPRETATION OF FASB STATEMENT NO. 60." SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how SFAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS No. 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS No. 163 will have a material impact on its consolidated financial condition or results of operations.

In June 2008, the FASB issued FASB SP EITF 03-6-1, "DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES." SP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, "Earnings per Share." SP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company is required to adopt SP EITF 03-6-1 in the first quarter of 2009 and is currently evaluating the impact that SP EITF 03-6-1 will have on its consolidated financial statements.

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007



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

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007



NOTE 3 - BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:


 ACCOUNTS RECEIVABLE, NET                   SEPTEMBER  30, 2008   DECEMBER 31, 2007
                                            -------------------   -----------------

Accounts Receivable                              $  55,298         $  56,177
Allowance for Bad Debt                             (27,567)          (11,143)
  Total Accounts Receivable, Net                 $  27,732         $  45,034

INVENTORY
Finished Goods                                   $  55,310         $ 170,698
Demo units                                          72,424            85,206
Allowance for loss in inventory                    (20,050)          (51,624)
  Total Inventory                                $ 107,683         $ 204,280

PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid Insurance                                $   6,835         $  23,038
Prepaid rent and deposit                              (103)            2,065
Employee Advance                                     6,058             3,415
Other Prepaid Expenses                              86,751            45,167
  Total Prepaids and Others                      $  99,541         $  73,685

PROPERTY AND EQUIPMENT, NET
Furniture and Fixtures                           $   9,531         $   9,531
Equipment                                           40,530            40,530
Software                                             5,757             5,757
                                                    55,818            55,818
Accumulated Depreciation                           (43,586)          (37,754)
  Total Property and Equipment, Net              $  12,232         $  18,064

ACCRUED LIABILITIES
Warranty reserve                                 $   3,795         $  11,339
Accrued payroll and related taxes                  145,148           120,887
Accrued consulting fees                            240,526           254,967
Commissions payable                                  4,685                --
Deferred Revenues                                   84,201                --
Accrued vacation                                    21,495            18,072
Accrued professional fees                          143,153           136,413
Related party payable                               (4,176)           42,165
Other accrued liabilities                          328,362           210,915
  Total Accrued Liabilities                      $ 967,188         $ 794,758

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007



NOTE 4 - OTHER INTANGIBLE ASSETS

During the nine months ended September 30, 2008, the Company capitalized intellectual property cost of $ 12,871 and expensed intellectual property that the Company stopped pursuing which was previously capitalized at a cost of $47,249. The Company's intangible assets consisted of the following at September 30, 2008 and December 31, 2007:

                                        SEPTEMBER 30,       DECEMBER 31,
                                            2008              2007
                                        ------------        ------------

   Pending Intellectual Property          $  94,140         $ 128,518
   Awarded patents                           21,954            21,954
   Accumulated amortization                    (823)               --
    Total Accounts Receivable, Net        $ 115,271         $ 150,472

Amortization of intangibles was $823 for the nine months ended September 30, 2008. No amortization of intangibles was recorded for the nine months ended September 30, 2007, as no patents were awarded as of that date.

Based on the carrying amount of the intangibles as of September 30, 2008, and assuming no impairment of the underlying assets, the estimated future amortization is as follows:

Years ended December 31,
-------------------------
   2008 (From Oct 1, 2008)        $   274
   2009                             1,098
   2010                             1,098
   2011                             1,098
   2012 and after                  17,563
                                  -------
   Total                          $21,131
                                  =======

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007



NOTE 5 - SETTLEMENT ON NOTES RECEIVABLE

In March 2007, the Company entered into a settlement agreement with a former employee who created indebtedness to the Company of $49,489 in 2001 to 2004 and had agreed to a Note Receivable (Receivable). The employee had been in default on payments on this Receivable, which was fully reserved in 2004. The agreement calls for the former employee to repay the Company $55,000 at a rate of $4,000 per month beginning in April 2007. The Company collected $24,000 through September 30, 2008. The former employee is in arrears of payments as of September 30, 2008. In May 2008, the Company received 1,000,000 shares of Preferred Stock of a publicly-traded, company which was provided as a security in the agreement. The shares are classified as trading securities, of which the shares were reported in the balance sheet at fair value with realized and unrealized gains and losses included in current period operations. The fair market value at the time of collection was $900. An unrealized gain of $14,100 was recorded at September 30, 2008.

NOTE 6 - BORROWINGS


LONG-TERM DEBT
                                                                                  September 30,       December 31,
                                                                                        2008              2007
=================================================================================================================
Installment note payable secured by computer equipment.
Monthly payments total $81, including interest at 18.99%. The
original note amount was $2,062. Matures July 21, 2009.                              $     783         $   1,297

Restructured note payable to related party. Monthly interest payment only at 13% through January 31. 2008. Effective February 1, 2008, principal and interest payment based on a 36-month amortization. Matures August 1, 2009.
(a)                                                                                    217,534           268,552

Note payable to S&S Health Products, Inc maturing on April 1, 2011. The note provides for monthly payments of interest only at the rate
of 10% per annum. (b)                                                                  150,000                --
----------------------------------------------------------------------------------------------------------------

                                                                                       388,047           269,849

 Less: Current Maturities                                                             (218,317)          (72,109)
----------------------------------------------------------------------------------------------------------------
         Long-term debt                                                              $ 150,000         $ 197,740
================================================================================================================


(a) On June 30, 2007, the Company entered into an Agreement for Extension and Amendment of a Note ("Agreement") with a related party. Under the Agreement, the Company's subsidiary, OrthoNetx, Inc. executed an Amended and Extended Promissory Note in favor of a related party, in the principal amount of $268,551. The new note replaces a promissory note issued by OrthoNetx, Inc. on January 30, 2005 in the original amount of $300,000. The new note bears interest at 13% per annum, and provides for payments of interest that commenced on August1, 2007. Payments of principal and interest commenced on February 1, 2008, based on a 36-month amortization schedule. All principal and interest is due on August 1, 2009. As of September 30, 2008, the Company has made all scheduled interest payments. Under the Agreement, the Company entered into a Commercial Guaranty, under which it guaranteed payment of the note. Also, the related party entered into a termination of guaranty to release the former CEO from his guaranty of the original note.

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007


NOTE 6 - BORROWINGS (CONTINUED)

(b) The Note provides that if, on the second anniversary of the date of the Note, AcuNetx has not set aside at least $100,000 for repayment of the Note upon maturity, the principal of S&S has the right to compel AcuNetx to conduct a private offering to raise the funds necessary to repay the Note. The Note also provides that if AcuNetx is unable to pay the balance at maturity, S&S is entitled to a penalty equal to 10% of the principal balance of the Note, payable monthly until fully paid. As of September 30, 2008, no fund was set aside.

SERIES A CONVERTIBLE PROMISSORY NOTE

On May 21, 2007, the Company's subsidiary, VisioNetx Inc., conducted a private placement offering of convertible notes and detachable warrants up to $500,000. The offering price was $50,000 per unit, each unit consisting of a convertible debenture in the amount of $50,000 and a detachable warrant to purchase shares of VisioNetx common stock. The note bears interest payable annually at 10% per annum, and is due the earlier of (i) December 31, 2010 or (ii) two years from the closing date of a minimum of $300,000 of units. In the event that VisioNetx
(i) issues and sells its common stock for aggregate consideration of at least $3.5 million ("Qualified Financing") and (ii) the note has not been paid in full, then the entire outstanding principal and all unpaid accrued interest of the note automatically converts into shares of VisioNetx under the same terms and conditions as those for investors in the Qualified Financing. Subscribers also received a warrant to purchase VisioNetx shares equal to 150% of the common stock to be issued to investors in the Qualified Financing. The warrants expire in seven years after the date of issuance.

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

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007



NOTE 6 - BORROWINGS (CONTINUED)

CONVERTIBLE PROMISSORY NOTES

On November 9, 2007, VisioNetx Inc. initiated a private placement offering to sell and issue convertible notes for up to $750,000. The offering price was $50,000 per unit, consisting of a convertible debenture in the amount of $50,000 and underlying warrants. The notes bear interest payable annually at 8% per annum, and are due the earlier of (i) eighteen months from the date of issue or
(ii) upon completion of a financing of New Securities, as defined, of at least $2.0 million ("Qualified Financing"). Upon completion of a Qualified Financing the note holder is to convert the principal and interest of the note into the New Securities. Also upon conversion of the note, the note holders are to receive warrants to purchase up to 100% of the number of New Securities to be issued. The warrants are exercisable for five (5) years.


                                                                           September 30,    December 31,
                                                                               2008              2007
---------------------------------------------------------------------------------------------------------

10% Series A Convertible Promissory Note, matures on December 31, 2010      $  25,000         $  25,000

8% Convertible Promissory Notes, maturing commencing May 18, 2009              90,000            75,000
---------------------------------------------------------------------------------------------------------

                                                                              115,000           100,000

Less: Unamortized debt discount                                                (3,874)           (6,124)
----------------------------------------------------------------------------------------------------------
        Long-term debt                                                      $ 111,126         $  93,876
==========================================================================================================


NOTE 7 - INCOME TAXES

Provision for income taxes consisted of a minimum state franchise tax of $800 for nine months ended September 30, 2008 and 2007.

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

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007



NOTE 8 - STOCKHOLDERS' EQUITY

STOCK COMPENSATION

On July 17, 2008, the Compensation Committee approved the issuance of 1,000,000 shares of common stock to the incoming Chief Executive Officer as a signing bonus. The shares are vested ratably over the remaining periods in 2008. The shares were valued at quoted market price on the grant date and are amortized over the vesting period. The stocks will be issued in the fourth quarter.

SALES OF COMMON STOCK

In May, 2008, the Company sold 71,429 equity units, consisting of 71,429 shares of common stock and warrants, and received $5,000 in gross proceeds under the April 2008 self-underwritten offering.

In February, 2008, the Company sold 215,000 equity units, consisting of 215,000 shares of common stock and warrants, and received $15,050 in gross proceeds under the May 2007 self-underwritten offering.


COMMON STOCK RETIREMENT

In March 2007 the Company retired 483,100 shares of its common stock to rescind an equity-method investment. The market value of the shares returned to the Company at closing was equal to the carrying value. Accordingly, the Company did not recognize any gain or loss on this transaction.


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

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007


NOTE 9 - STOCK OPTIONS (CONTINUED)

A summary of the status of stock options issued by the Company as of September 30, 2008 and 2007 is presented in the following table.


                                                2008                         2007
                                       ------------------------     -----------------------
                                                       Weighted                    Weighted
                                       Number          Average       Number         Average
                                       of              Exercise      of             Exercise
                                       Shares          Price         Shares         Price
                                       ------          -----         ------         -----

Outstanding at beginning of year       5,525,768      $   0.15      7,309,102      $   0.21
Granted                                6,472,088      $   0.05      1,500,000      $   0.09
Exercised, Expired and Cancelled      (1,750,000)     $   0.06     (3,375,001)     $   0.21
                                      ----------                   ----------
Outstanding at end of period          10,247,856      $   0.10      5,434,101      $   0.17
                                      ==========                   ==========
Exercisable at end of period           8,204,443      $   0.12      4,434,101      $   0.17
                                      ==========                   ==========


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

                                                       2008           2007
                                                       ----           ----
Weighted average fair value per option granted         $0.04          $0.09
Risk-free interest rate                                3.26%          4.75%
Expected dividend yield                                0.00%          0.00%
Expected lives                                         5.00           5.00
Expected volatility                                    129.73%        120.88%


As of September 30, 2008 there was $45,745 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 11 months.

The following table sets forth additional information about stock options outstanding at September 30, 2008:

                                     Weighted
                                     Average         Weighted
Range of                             Remaining       Average
Exercise             Options         Contractual     Exercise        Options
Prices               Outstanding     Life            Price           Exercisable
------------         -----------     -----------     ----------      -----------
 $0.01-$0.30         10,247,856      3.76 years       $    0.10      8,204,443

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007



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

                                             2008                         2007
                                    ------------------------     ----------------------
                                                    Weighted                  Weighted
                                    Number          Average      Number       Average
                                    of              Exercise     of           Exercise
                                    Shares          Price        Shares       Price
                                    ------          -----        ------       -----

Outstanding at beginning of year     479,500     $   0.10            --     $   0.00
Granted                               96,000     $   0.10       362,500     $   0.10
Exercised/Expired/Cancelled               --     $   0.00            --     $   0.00
                                     -------                    -------
Outstanding at end of period         575,500     $   0.10       362,500     $   0.10
                                     =======                    =======

Exercisable at end of period         314,951     $   0.10        20,139     $   0.10
                                     =======                    =======


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

                                                             2008         2007
                                                            ------       ------

Weighted average fair value per option granted              $0.04          $0.05
Risk-free interest rate                                     3.45%          4.60%
Expected dividend yield                                     0.00%          0.00%
Expected lives                                              5.00          10.00
Expected volatility                                         134.64%      143.00%


As of September 30, 2008 there was $12,465 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 1.54 years.

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007



NOTE 9 - STOCK OPTIONS (CONTINUED)

The following table sets forth additional information about stock options outstanding at September 30, 2008:

A summary of the status of stock options issued by VisioNetx as of September 30, 2008 is presented in the following table.

                                  Weighted
                                  Average           Weighted
Range of                          Remaining         Average
Exercise         Options          Contractual       Exercise        Options
Prices           Outstanding      Life              Price           Exercisable
---------        -----------      -----------       ----------      ------------
 $0.10           575,500          7.17 years         $0.10          314,951


NOTE 10 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:


                                             For Three Months Ended               For Nine Months Ended
                                                    September 30,                      September 30,
                                             2008                2007              2008           2007
-----------------------------------------------------------------------------------------------------------
Numerator:
  Net loss                               $   (222,414)     $   (123,537)     $   (757,319)     $   (605,633)
-----------------------------------------------------------------------------------------------------------
Denominator:
  Weighted average of common shares        65,429,309        64,221,451        65,373,674        63,236,225
------------------------------------------------------------------------------------------------------------

Net loss per share-basic and diluted     $     (0.003)     $     (0.002)     $      (0.01)     $      (0.01)


As the Company incurred net losses for the three and nine months ended September 30, 2008, the effect of dilutive securities totaling 75,346 and 1,168,099 equivalent shares, respectively, have been excluded from the calculation of diluted net loss per share because their effect is anti-dilutive.

Stock options and warrants to purchase approximately 17,517,437 and 15,560,770 shares of the Company's common stock were outstanding, but were not included in the computation of diluted net loss per share for the three and nine months ended September 30, 2007 because the exercise price of the stock options and warrants was greater than the average share price of the common shares, and, therefore, the effect would have been anti-dilutive.

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007


NOTE 11 - MAJOR CUSTOMERS AND CREDIT CONCENTRATION

During the three months ended September 30, 2008 and 2007, sales to major customers (those exceeding 10% of the Company's net revenues) approximated 37% and 75%, respectively, of the Company's consolidated net revenues. During the nine months ended September 30, 2008 and 2007, sales to major customers approximated 33% and 67%, respectively, of the Company's consolidated net revenues.

The loss or substantial reduction of the business of a major customer could have a material adverse impact on the Company's results of operations and cash flows.

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

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007



NOTE 12 - SEGMENT INFORMATION (CONTINUED)

Summarized financial information of the Company's results by operating segment is as follows:

                                                              Three Months Ended              Nine Months Ended
                                                                  September 30,                 September 30,
                                                             2008           2007           2008              2007
---------------------------------------------------------------------------------------------------------------------
Net Revenue to external customers:
  INX                                                      $213,936       $423,886        $700,222        $ 2,212,951
  ONX                                                            --             --          18,766                 --
  VNX                                                            --          4,400              --             17,755
                                                           ----------------------------------------------------------
Consolidated Net Revenue to external customers             $213,936       $428,286        $718,988        $ 2,230,706
---------------------------------------------------------------------------------------------------------------------
Cost of Revenue:
  INX                                                      $110,373       $147,888        $257,977        $   501,595
  ONX                                                            --             --          42,280                 --
  VNX                                                            --            756              --              3,783
                                                           ----------------------------------------------------------
Consolidated Cost of Revenue                               $110,373       $148,644        $300,257        $   505,378
---------------------------------------------------------------------------------------------------------------------
Gross Margin:
  INX                                                      $103,563       $275,999        $442,244        $ 1,711,357
  ONX                                                            --             --         (23,514)                 -
  VNX                                                            --          3,644              --             13,972
                                                           ----------------------------------------------------------
Consolidated Gross Margin                                  $103,563       $279,642        $418,731        $ 1,725,328
---------------------------------------------------------------------------------------------------------------------

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

                                                                     Three Months Ended                Nine Months Ended
                                                                        September 30,                    September 30,
                                                                    2008            2007             2008             2007
------------------------------------------------------------------------------------------------------------------------------
Total margin for reportable segments                             $ 103,563       $ 279,642        $ 418,731        $1,725,328
Corporate and general and administrative expenses                 (306,805)       (388,415)        (974,114)       (2,145,774)
Stock option expenses                                              (17,814)        (19,931)        (160,063)         (178,449)
Research and development                                                 0               0                0              (362)
Impairment of goodwill                                                   0               0                0                 0
Interest and Other Expense                                         (19,643)        (12,828)         (66,606)          (35,835)
Gain (loss) on equity-method investments                                 0               0                0                 0
Interest and Other Income                                           14,884           8,069           17,841            20,332
                                                                 -------------------------------------------------------------
Net loss before income taxes and minority interest               $(225,816)      $(133,464)       $(764,211)       $ (614,760)
                                                                 =============================================================

ACUNETX, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007



NOTE 13 - RELATED PARTY TRANSACTION

The Company's employees periodically pay business-related expenses using personal funds. Until reimbursed, these expenses are recorded in "Accrued Liabilities" and listed as "Related party payables" in the balance sheet details above. At September 30, 2008 the company had current related party payables, in a deficit of $4,176.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of September 30, 2008.

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

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 14 - GUARANTEES AND PRODUCT WARRANTIES (CONTINUED)

The following table presents the changes in the Company's warranty reserve during the first nine months of 2008 and 2007:

For the Nine Months Ended September 30,                  2008            2007
------------------------------------------------------------------------------
Beginning balance                                      $ 11,339      $  7,200
Provision for warranty                                   (7,544)        4,991
Utilization of reserve                                        0        (1,800)
-----------------------------------------------------------------------------
Ending balance                                         $  3,795      $ 10,391
-----------------------------------------------------------------------------

NOTE 15 - DEPARTURE AND ELECTION OF NEW OFFICERS

On July 14, 2008, Ronald A. Waldorf, President, Chief Executive Officer, and Acting Chief Financial Officer of the Company, resigned from those positions for personal and health reasons. At the time of his departure, the Company owed Ronald A. Waldorf an accrued salary of $16,668 and accrued vacation of $16,954.

Robert S. Corrigan, Chairman of the Board of Directors, was appointed as President and Acting Chief Executive Officer on an interim basis to replace Mr. Waldorf.

Mr. Waldorf remains a member of the Board of Directors.

On July 22, 2008, the Board appointed Alexander P. Limbert to serve as Chief Financial Officer of the Company. In September of 2008, Alexander Limbert, former Chief Financial Officer of AcuNetx, resigned to pursue his public accounting practice. He was replaced on September 22, 2008 by Dennis G. Geselowitz.

NOTE 16 - SUBSEQUENT EVENTS

On September 27, 2008, Mr. Hunter resigned as CEO of VisioNetx, Inc. (VisioNetx). In October, VisioNetx returned the investments of two investors totaling $75,000 plus the amount of interest that was earned on those investments ($996) while in an interest bearing account at a bank. The Company will reflect a reduction of expense in the fourth quarter equal to $4,010, which is the difference between the amount of interest accrued on those notes and the amount of interest paid.

In addition, there are shares of VisioNetx's common stock that are to be issued to its officers, the value of which have been recorded on the books at $65,000 ($0.10 per share) and related payroll tax expense of $28,206. In light of the inability to complete the needed financing, the value of those shares may be reduced, resulting in an additional reduction of expense in the period the new value is established and the shares issued.

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

o Financial condition and liquidity. This section provides an analysis of the Company's financial condition as of September 30, 2008 and cash flows for the nine months ended September 30, 2008.

o Results of operations. This section provides an analysis of the Company's results of operations for the nine months ended September 30, 2008.

CAUTIONARY STATEMENT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Information in this Item 2, "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this 10-Q that does not consist of historical facts, are "forward-looking statements." Statements accompanied or qualified by, or containing, words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements and, as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to release publicly any updates or revisions to the forward-looking statements herein to reflect any change in the Company's expectations with regard thereto, or any changes in events, conditions or circumstances on which any such statement is based.

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

BUSINESS OVERVIEW

AcuNetx Inc. is a manufacturer of innovative products that track eye movement and are used in medical, law enforcement, workplace safety and optical polygraph applications.

During the first nine months of 2008, sales of medical related products, in a mature market, accounted for 90.5% of the Company's revenues, with the balance of the revenues coming from law enforcement and optical polygraph sales. Recent research indicates that the Company's newer product lines, in the early stages of their product life cycles, should sell well in growing markets. The company will actively explore those opportunities with distributors and partners, both in the United States and internationally.

Several developing initiatives are important to the Company's future success.

First, the creation of VisioNetx, Inc. establishes a more effective and efficient capitalization structure to help promote the Company's workplace safety and law enforcement product lines. AcuNetx, Inc. has licensed the HawkEye(TM) eye observation and recording system from VisioNetx to help provide additional resources to promote the law enforcement product lines.

Secondly, the Company is ramping up product development, marketing, and sales activities for both its new product lines, and its popular existing Videonystagmography (VNG) medical equipment. The Company expects a growing global demand for instruments such as these, for balance assessment and fall prevention for the sick and elderly.

Thirdly, the company is attempting to expand significantly the market for its medical product line. Historically, the Company's VNG product line has been aimed at specialized physicians. While the Company has, by remaining a significant seller in this market, proven that its VNG systems have gained general acceptance among its specialist customers, the market of primary care physicians is significantly larger. Therefore, the company believes that focusing on primary care physicians has the potential to develop into a substantially larger growth market. As a result, during the first half of 2008, the company introduced a new more affordable VNG medical device aimed at primary care physicians for universal patient diagnosis, and the Company will continue to pursue this market going forward.

The Company believes that the OrthoNetx product line for repair and reconstruction, and elongation, of human bones, has value in its marketplace, and the Company's relationship with Robinson MedSurg LLC is an important step in maximizing that opportunity.

FINANCIAL CONDITION AND LIQUIDITY

GOING CONCERN

The Company's independent auditors have included an explanatory paragraph in their report on the December 31, 2007 consolidated financial statements discussing issues which raise substantial doubt about the Company's ability to continue as a "going concern." The going concern qualification is attributable to the Company's operating losses during the year, and the amount of capital which the Company projects it needs to satisfy existing liabilities and achieve profitable operations.

Management understands the comments in the auditor's report relative to the Company as a going concern and has taken a number of actions, described in the footnotes, to improve operating revenues, reduce expenses and conserve cash.

Cash flow is expected to be improved and normalized by the new purchase order financing. Additionally, all activities will be focused on maintaining our ability to ship our VNG medical equipment line of products, as well as the HawkEye (TM) law enforcement product lines, which continue to serve as our source of revenue. These activities will include maintaining the solid relationships already formed with our suppliers, distributors, and customers, the latter including a growing and impressive portfolio of public entities, including state safety and police departments nationwide and recently the U.S. Army. Any future expenses not related to this core business will be examined in the light of our current liquidity position before approval. Management believes that the plan that has been implemented will allow continuing operations and improvements over time.

CURRENT ASSETS

Current assets decreased by $180,915 from December 31, 2007 to September 30, 2008 primarily due to a lower cash balance, but also to a lower inventory balance. These decreases were offset, to a lesser extent, by higher prepaid expenses, restricted cash balances and other current assets.

OTHER INTANGIBLE ASSETS

Other intangible assets decreased by $35,201 from December 31, 2007 to September 30, 2008, primarily due the Company's assignment of its Limb Lengthener. This decrease was partially offset by an increase of $12,226 resulting from the Company's decision to advance its optical polygraph equipment intellectual property petition.

CURRENT LIABILITIES

On a positive note, current liabilities have increased by $377,495 from December 31, 2007 to September 30, 2008, primarily due to higher accrued liabilities, but also to a higher current portion of long-term debt. The primary reason for the increase in current liabilities is a $100,000 accrual in May of 2008 relating to a sales agreement with a major distributor. The increase in accrued expenses was partially affected by an increase of $58,766 in accounts payable.

LONG-TERM DEBT

Long-term debt decreased by $47,830 from December 31, 2007 to September 30, 2008, primarily due to the increase in current portion of long-term debt, net of issuance of a new note payable in the amount of $150,000. This decrease was partially affected by debt payment of approximately $51,000.

STOCKHOLDERS' DEFICIT

Stockholders' deficit increased by $547,400 from December 31, 2007 to September 30, 2008, primarily due to a net loss for the period. This decrease was offset, to a lesser extent, by a $209,631 increase in paid-in capital for the same period. The increase in paid-in capital was primarily due to the increase in stock option expense.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, the Company had $422,245 in current assets. This includes $95,776 in non-restricted cash and cash equivalents and $91,514 in restricted cash. Net accounts receivable was $27,732, and inventory was $107,683.

The Company had $1,639,428 in current liabilities, which included accounts payable of $453,923. The Company also had accrued liabilities of $967,188 and a current portion of long term debt of $218,317. Long-term liabilities were $150,000. As of September 30, 2008, AcuNetx had an accumulated deficit of $12,498,901.

AcuNetx has no plans for significant capital equipment expenditures for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

MATERIAL COMMITMENTS

The Company has no material commitment to make capital equipment expenditures.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

The nine months ended September 30, 2008 and 2007 represent the combined results of AcuNetx, Inc. and its subsidiaries, OrthoNetx Inc. and VisioNetx Inc.

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

Revenues during the nine months ended September 30, 2008 were $718,988, compared to $2,230,706 for the corresponding period in 2007. System unit shipments decreased to 35 units in the first nine months of 2008 from 49 units in the same period of the prior year as a result of two significant factors: (i) the overall uncertainty with the domestic economy, and (ii) the lack of funds to adequately market the company's products. Gross profit, as a percentage of sales, decreased from 77% to 58%. Total operating expenses decreased by $1,190,408, from $2,234,585 in the first nine months of 2007 to $1,134,177 in the first nine months of 2008. Selling, general and administrative expenses decreased from $2,145,774, in the first nine months of 2007, to $974,114 in the first nine months of 2008. Net loss increased from $605,663 in the first nine months of 2007 to $757,319 in the first nine months of 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" the Company is not required to provide the information required by this item.

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that, as of September 30, 2008, our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in the Company's periodic filings with the SEC, such that the information relating to the Company required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There has been no material change in our internal control over financial reporting during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 1A. RISK FACTORS

         As a "smaller reporting company" the Company is not required to provide the information required by this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION


On May 31, 2008, Charles E. Phillips, Chairman of the Board of Directors of the Company, resigned from the Board for health reasons.

Robert S. Corrigan, a current member of the Board of Directors, was appointed Chairman of the Board to replace Mr. Phillips.

On July 14, 2008, Ronald A. Waldorf, President, Chief Executive Officer, and Acting Chief Financial Officer of the Company, resigned from those positions for personal and health reasons. At the time of his departure, the Company owed Ronald A. Waldorf an accrued salary of $16,668 and accrued vacation of $16,954.

Robert S. Corrigan, Chairman of the Board of Directors, was appointed as President and Acting Chief Executive Officer on an interim basis to replace Mr. Waldorf.

Mr. Waldorf remains a member of the Board of Directors.

On July 22, 2008, the Board appointed Alexander P. Limbert to serve as Chief Financial Officer of the Company. In September of 2008, Alexander Limbert, former Chief Financial Officer of AcuNetx, resigned to pursue his public accounting practice. He was replaced on September 22, 2008 by Dennis G. Geselowitz.

ITEM 6.  EXHIBITS


31.1 Certification of the Company's Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2 Certification of the Company's Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1 Certification of the Company's Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2 Certification of the Company's Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2008                       By: /s/ Robert S. Corrigan
                                                  -----------------------
                                                      Robert S. Corrigan,
                                                      Chief Executive Officer