Form 10-K
period 2008-12-31
AcuNetx, Inc.
filed 2009-04-24
CIK 1097575

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549

                                    FORM 10-K

              [x] Annual Report Pursuant to Section 13 or 15 (d) of
                     the Securities and Exchange Act of 1934

                   For the fiscal year ended December 31, 2008

          [_] Transition report pursuant to section 13 or 15(d) of the
                        Securities Exchange Act of 1934

       For the transition period from ________________ to _______________

                          Commission File No. 2-95626-D

                                  ACUNETX, INC.
                 Nevada                                 88-0249812
-----------------------------------------     --------------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

               2301 W. 205TH STREET, SUITE 102, TORRANCE, CA 90501
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (310) 328-0477

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, Par Value $.001 Per Share

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the issuer is not required to file reports pursuant to
Section 13 or Section 15(d) of the Exchange Act.
                                 Yes [ ] No [X]

Indicate by check mark whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer |_|             Non-accelerated filer |_|
Accelerated filer |_|                   Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The aggregate market value of the voting common equity held by nonaffiliates of the registrant, computed by reference to the closing sale price of such stock, was approximately $1,002,677 as of June 30, 2008, the last business day of the registrant's most recently completed second fiscal quarter. The registrant has no non-voting common equity.


--------------------------------------------------------------------------------

Certain statements contained in this discussion or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words and phrases such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "designed to achieve", variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future - including statements relating to rent and occupancy growth, general conditions in the geographic areas where we operate - are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict.

Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained and therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Many of the factors that may affect outcomes and results are beyond our ability to control.


--------------------------------------------------------------------------------

                                     PART I

ITEM l.  BUSINESS

BACKGROUND

         AcuNetx, Inc. was formed by the merger of Eye Dynamics, Inc., incorporated in 1988, and OrthoNetx, Inc., in December of 2005. AcuNetx is now organized around a dedicated medical division and two separate subsidiaries, as follows: (i) IntelliNetx, a medical division with neurological diagnostic equipment, (ii) OrthoNetx, Inc., a wholly-owned medical subsidiary company with devices that create new bone, and (iii) VisioNetx, Inc., an AcuNetx-controlled subsidiary company, formed January 3, 2007, with products for occupational safety and law enforcement. Our products offer a technology platform that allows the devices to capture data about physiological conditions and connect the device-related data to computers operated by users and support persons.

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

o Orthopedic and cranio-maxillofacial (skull and jaw) surgery products, which generate new bone through the process of distraction osteogenesis.

o Supplementing some of these products is a proprietary information technology system that is designed to establish product registry to individual patients and track device behavior for post-market surveillance, adverse event and outcomes reporting.


INTRODUCTION TO EYE-TRACKING DEVICES

         Abnormal human eye movements and pupil reactions are excellent indicators of the presence of disease, drugs or other conditions that can alter the normal response of the human oculo-motor system. Our medical eye-tracking technology addresses the central nervous system condition of nystagmus, a rapid, involuntary back-and-forth or up-and-down oscillation of the eyeball. Nystagmus occurs in different forms and has a number of causes, ranging from the serious, e.g., a tumor in the brain or ear, to the "benign" or non-life threatening, such as positional dizziness. The consumption of certain drugs and alcohol also causes nystagmus, and there is a direct and quantifiable correlation between blood alcohol concentration in the body and the onset of nystagmus. Medical research conducted over the past fifty years has furnished evidence demonstrating a relationship between irregular eye movement and abnormal central nervous system physiology. The numerous causes of these conditions include the influences of alcohol, drugs, illness, stress, extreme fatigue and other neurological conditions. The underlying technology used in all of our eye-tracking products and use. The products utilize infrared sensitive video cameras to monitor, record, and analyze eye performance and movement. All of the products share in a modular concept to promote efficiency in manufacturing. The products are PC-computer based, with specialized and proprietary hardware and embedded firmware. A common element of the products is the Ocular Motor Module, which involves the subject donning goggles and looking at moving lights within a dark environment. The products include an infrared sensitive Charge Coupled Device video camera, which provides a bright video image, with the person being tested seeing only a small stimulus or tracking light amid complete darkness. All of our Video-Nystagmography (VNG) devices are designed to enable doctors to diagnose balance problems, including patients, especially the elderly, who are in danger of falling.

EYE-TRACKING PRODUCTS

         MEDICAL PRODUCTS (IntelliNetx division): Video-nystagmography assesses eye movements using infrared video cameras, and it has largely replaced the prior technology, Electronystagmographic (ENG) testing. ENG utilizes electrodes to assess eye movement, and a pen recorder to display the results, in order to assess problems in the balance systems of patients.

         AcuNetx brought the use of infrared illumination of the eyes into clinical use in 1994, when the U.S. Food and Drug Administration ("FDA") approved marketing of our House Infrared/VNG System. Our device was the first to replace the electrodes with infrared sensitive video cameras and with computer digital processing that follows the movement of the eyes and graphically portrays the movements. The test subject wears a lightweight goggle assembly, which contains miniature infrared video cameras. The goggles comprise an essential component, because certain of the VNG tests require the patient to move his or her head and often to recline on an examining table. The accuracy and display of the Infrared/VNG System has proved to be a significant improvement over other existing testing methods, including ENG. In addition, the use of video by the Infrared/VNG System allows the test administrator or medical practitioner to observe the eye movements directly, and it can provide a digital video recording of the test for later playback and additional analysis. Since 1994, when we received FDA clearance to market this product, most competitors have embraced video data acquisition as a superior technology. Results elicited from the tests are used by physicians and clinicians.

         We developed the AcuNetx system in conjunction with the world-renowned House Ear Clinic and House Ear Institute, in Los Angeles, California. The "House" name is used with the permission of the House Ear Institute. AcuNetx's IntelliNetx division has obtained ISO 13485: 2003 Certification as a quality medical manufacturer and approval from Health Canada for marketing & sales.

IMPAIRMENT DETECTION PRODUCTS (VisioNetx, Inc. subsidiary).

         Our impairment detection products include:

         SafetyScan(TM), to screen workers in safety-sensitive jobs for physiological signs of impairment. The system evaluates involuntary changes in eye movements and/or pupil reactions, which may result from drug or alcohol abuse, reactions to medication, medical conditions, stress or fatigue. Occupations in the medical, aviation, emergency response, construction, manufacturing and transportation businesses are key markets for this technology. Unlike most drug and alcohol test methods, SafetyScan(TM) functions without the need for extraction and testing of bodily fluids, such as urine. SafetyScan(TM) determines whether or not a person is impaired at the time of the test and is not a test for past use of consciousness-altering substances. Unlike blood, urine and saliva tests, which only measure the presence of a substance in the body, SafetyScan(TM) takes into account the physiological effects of the substance or "stressor." While substance abuse receives more attention, worker impairment caused by other stressors, such as prescription and over-the-counter medications, extreme fatigue, and illness, all result in significant expense to employers. Workers suffering from such impairments are characterized by low productivity, more accidents, higher workers' compensation and insurance costs, and equipment and merchandise damage.

         SafetyScan(TM) is based on methods developed by the federal government and used by law enforcement over the past 30 years. SafetyScan(TM) is a simple computer system that evaluates the ability of an individual's eyes to follow a moving light, and the ability of the pupil of the eye to react to dim and bright light stimuli.

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

         Unlike SafetyScan(TM), traditional drug tests do not determine on-the-job impairment in real time. Companies and government agencies around the world are beginning to evaluate our cost-effective technology as a replacement for traditional drug tests that require body fluids and are much more expensive to conduct. We believe that SafetyScan(TM) will be especially useful where fatigue in the workplace has an impairing effect on workers. To this end, we have contracted with a major human alertness technology consulting and research organization to optimize SafetyScan(TM) for fatigue testing. We believe SafetyScan(TM) will appeal to employers with round-the-clock workforces who desire to reduce industrial accidents caused by employee fatigue and to improve worker alertness and safety.

         HawkEye(TM) is an evidence-capture device for use by state and federal DREs, or Drug Recognition Experts, in evaluating DUI suspects, in the field and in training mode. In most states, law enforcement agencies use a six point evaluation of people thought to be intoxicated, known as the Standardized Field Sobriety Test ("SFST"). The SFST includes three tests for balance, and three tests involving eye performance. We believe there is a need for a product that can be utilized not only in the jail or precinct house, but in the field by law enforcement personnel in traffic patrol cars. Our HawkEye (TM) product will soon be offered as an advanced prototype in a `handheld' or highly portable configuration. Current police practices nationwide involve training of officers in the SFST, and some advanced officers in Drug Recognition Expert (DRE) are trained in protocols to evaluate individuals suspected of DUI or other drug impairment. Both methods evaluate eye signs extensively, and this evidence has met the exacting Frye standard for scientific validity in courts. Until the invention of HawkEye(TM), which is patent-pending, there existed no means for the officer to capture irrefutable objective evidence. Our HawkEye(TM) product allows direct capture and digital recording of eye motions and pupil responses on video, exactly as observed by the police officer. Early product feedback suggests significant enthusiasm on the part of the law enforcement community, and the company has made initial sales, thereby garnering potential future market penetration, to police departments, the U.S. Army, and universities, in a large number of states. In 2007, the United States Patent and Trademark Office approved two HawkEye(TM) patents for issuance.

DISTRACTION OSTEOGENESIS DEVICES FOR OSTEOPLASTIC SURGERY

         Osteoplastic surgery, which involves formation or molding of bone, addresses the art and science of correcting deformities and deficiencies of the skeleton caused by errors of birth, trauma, infections and tumors. Osteoplastic surgery is applicable to all areas of the skeleton, including the skull and face, jaws, long bones of the upper and lower extremities, hands, wrists, feet, ankles and the spine.

         Our OrthoNetx subsidiary holds patents and FDA approvals for a family of osteoplastic surgery products that generate new bone through the process of Distraction Osteogenesis, the growing of new of elongated bone. Together, these products address an estimated $730 million potential worldwide market. The first of these products, the GenerOs(TM) CF craniofacial bone generator, has been available for commercial sale since December 2004.

         Our GenerOs(TM) CF craniofacial bone generator, assists surgeons in treating conditions such as birth deformities of the skull, facial bones and jaws. It is a small, proprietary device that enables distraction of the bones of the face and skull to correct developmental, congenital, and acquired defects and deficiencies. The device is made of surgical grade stainless steel with an internal gear system that allows for activation to take place even though the device is buried below the skin and soft tissues. The device is often implanted through incisions inside the mouth, thus minimizing external surgical scars. The GenerOs(TM) CF device utilizes two blocks that are fixed to the bone on either side of a surgically created bone, cut with miniscrews. A small transcutaneous activation pin is turned, which drives a mechanism to separate the two blocks. As the two blocks are separated, the bone gap is increased, to a recommended distance of 1mm per day. After the desired separation is achieved (usually 10mm
- 20mm in most cases), the pin is removed and the device is left in position on the bone until the bone is completely calcified. The device is then removed in a small outpatient procedure. GenerOs CF will distract up to 20 millimeters, which is adequate for approximately 95% of cases.

         Our GenerOs (TM) SB small bone generator has the same form factor and specifications as GenerOs CF. The difference is an extension of approved indications for small bones of the extremities. We have received FDA clearance for commercialization of this device.

         In 2007, AcuNetx reached an agreement in principal with Robinson MedSurg of Lone Tree, Colorado ("RMS"), that would permit RMS to market and sell our proprietary line of bone distraction devices. RMS is a distributor of medical devices for maxillofacial, craniofacial, and orthopedic use. RMS has special marketing and product supporting relationships with independent resellers throughout the world. The company is owned by Dr. Randolph Robinson, M.D. DDS, the inventor of the OrthoNetx line of distraction devices, and the largest shareholder of AcuNetx, Inc.

MARKETING

         VIDEONYSTAGMOGRAPHY (VNG) PRODUCTS. Marketing of the Infrared/VNG System is conducted by AcuNetx through independent distributors. One major distributor, MedTrak Technologies, Inc, operates through a network of independently owned sub-distributors, known as special instrument dealers. These independently owned businesses are distributors of not only our VNG System, but a variety of allied and related products for the audiometric and otolaryngology ("ENT") markets. These distributors market across the United States and operate in assigned territories. In addition, there are several foreign distributors that the product in Latin American, Canada, and the Middle East. We plan to obtain the "CE" mark of approval to offer the product in the European Community.

         The market for the VNG products is relatively mature and represents estimated annual growth of 5%. Because of the advancement of technology spurred by our introduction of video data acquisition methods in 1994, the market for replacement products has been strong. We intend to expand efforts to open new markets for our products, including the neurology market, through our distributors.

IMPAIRMENT DETECTION PRODUCTS. We have test-marketed an early version of SafetyScan(TM) and have sold a few units in the prison system for inmate testing in drug rehabilitation programs. In general, government drug testing regulations are based on urine testing, so testing of employees by governmental agencies, quasi-governmental agencies and certain regulated industries must comply with these regulations. Accordingly, some modification of these regulations may be necessary in order for the SafetyScan(TM) to gain broad acceptance in sectors subject to federal drug test regulations, such as those regulated by the Department of Transportation and certain others. We have conducted discussions with various government agencies regarding modification of applicable regulations and procedures so that they will encompass testing based on eye movement and performance. While certain governmental agencies have expressed an interest in the VisioNetx products, we believe that modifying governmental testing regulations may be a lengthy process, and success is not assured.

         For these and other reasons, AcuNetx is developing marketing plans that focus on nongovernmental private sector companies that are not regulated by the federal government with respect to testing employees for substance abuse. In general, these are companies with major safety issues related to their operations. These companies tend to have employees in close proximity to, and often in charge of operating, very expensive and dangerous capital equipment in often vulnerable or hostile environments; and some of these companies may have encountered recent "cataclysmic" events that have resulted in high-level corrective activities within their enterprises. There are many companies in various industries that meet these criteria, and the marketing plan will focus on those portions of the industry that are not subject to governmental regulation.

         Recently, we have entered a distribution agreement for SafetyScan(TM) products with Circadian Technologies, Inc., a research and consulting firm to industry, concerning shift work and worker safety issues.

HAWKEYE(TM). In 2007, we successfully completed a licensing agreement with our majority-owned subsidiary, VisioNetx, Inc. The agreement permits us to manufacture, market and distribute the HawkEye(TM) video system to law enforcement agencies throughout the world. AcuNetx uses a direct-to-customer marketing strategy based on the Internet, E-marketing and a focused approach to conferences and seminars. Sales of this product commenced in 2007.

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

         IMPAIRMENT DETECTION PRODUCTS. Competition for SafetyScan(TM) will come from companies that have developed tests and devices that evaluate motor and cognitive skills. These take the form of hand-eye coordination tests, divided attention tests, and other behavioral tests or series of tests administered either in series or selectively. We have identified three such competitors that have marketed these products in the past, including Performance Factors, Inc., Essex Corporation and Pulse Medical Instruments.

         We believe that only Pulse Medical Instruments has developed a product that could be directly competitive with our products. The product differs from the others manufactured by our competitors in that it does not use the law enforcement testing paradigm which forms the basis for SafetyScan; its results are displayed in graphic form on a computer monitor for the qualified expert to interpret. Based on information available to us, we anticipate that such a product will be more expensive than SafetyScan(TM). Also, we believe it is not versatile enough to determine impairment regardless of the case of the impairment: one model is for fatigue, another for alcohol and drugs, etc. As a result, we are not aware of whether that product has been validated as a useful device. SafetyScan(TM) differs from its competitors' approach, because the SafetyScan(TM) test evaluates changes in eye performance, which are involuntary responses and not under the control of the individual. For this reason, these responses cannot be faked, changed, improved upon or learned. All of the competitive forms of performance tests known to us can be learned, and over time the individual being tested can improve his skills in responding to those tests and therefore potentially deceive the tester or alter the test results improperly. We believe that this difference from our product gives our products an additional important competitive advantage over other forms of performance testing. SafetyScan(TM) also competes with drug and alcohol abuse test kits and devices, which rely principally on collection and testing of urine or breath samples. In addition, certain drug and alcohol abuse tests now being developed will test saliva and/or hair for evidence of the presence of certain drugs or alcohol. Additional advantages of SafetyScan(TM) over other tests, include the immediacy of result feedback, and the non-invasive nature of the test procedure. We believe that the potential for occupational safety improvement that SafetyScan(TM) will provide for life-risk professions, such as airline pilots, bus drivers and train engineers, will make the system a very important breakthrough for public safety in these fields.

         There are no currently known direct competitors for the HawkEye(TM) line of products.

         DISTRACTION OSTEOGENESIS DEVICES. Several companies offer devices which compete with our GenerOs(TM) devices, including Stryker Leibinger GmbH & Co (bone distraction systems), KLS Martin, L.P. (distraction osteogenesis products), Walter Lorenz Surgical, Inc., a subsidiary of Biomet, Inc. (distraction osteogenesis devices), Ace Surgical Supply Co. (external mandible and dental distraction devices), Osteomed, Inc. (internal mandibular distraction device) and Wells Johnson Company (mandibular distraction device). We believe our distraction osteogenesis devices offer features that differentiate them from competitive devices currently available. Our devices are generally smaller and more adaptable to the bone, making it easy for the surgeon to use on patients of all ages and varying osteoplastic surgery needs. Also, our craniofacial device can be inserted through the mouth for lower jaw applications and can be positioned for virtually any distraction vector required, and it features break-off plates, which make it fast and simple for the surgeon to insert. Finally, its removable, low profile activation pin is unobtrusive and leaves a minimal scar.

MANUFACTURING. We have internally performed all design and engineering of our VNG, SafetyScan(TM) and HawkEye(TM) products, and have developed all software and validation of software algorithms that are used in the analysis portion of the proprietary software.

         All of our products boast a modular concept for efficiency in manufacturing. Manufacturing of components of both the VNG products and SafetyScan(TM) is outsourced. We attempt not to rely on a single supplier for the manufacturing of components. Our GenerOs distraction osteogenesis devices are manufactured under contract by High Precision Devices, Inc.

GOVERNMENT REGULATION

         Our VNG products have been cleared for marketing by the U.S. Food and Drug Administration (FDA), and we are licensed by the State of California as a Medical Device Manufacturer. We are ISO 13485 certified for our manufacturing processes. SafetyScan(TM) and HawkEye(TM) are not subject to FDA regulation, as they are not considered medical devices. However, as discussed above under "Marketing," government regulations on substance abuse testing for government employees and certain private companies impact our ability to market the SafetyScan(TM) in these areas. In 2005, we received ISO 13485-2003 Certification, which should assist in marketing these products.

         Our distraction osteogenesis products are medical devices, subject to regulation by the FDA and corresponding state agencies. In order for us to market these products for clinical use in the United States, we must obtain clearance from the FDA via 510(k) pre-market notification or approval by a more extensive submission known as a pre-market approval application ("PMAA"). In addition, certain material changes to medical devices are subject to FDA review and clearance or approval. The FDA currently has cleared three of our products for sale under 510(k); the GenerOs CF, the GenerOs SB and the GenerOs EX.

         Sales of medical devices outside of the United States are subject to regulatory requirements that vary from country to country. The time required to obtain approval or sales internationally may be longer or shorter than that required for FDA clearance, and the requirements may differ.

PATENTS & PROPRIETARY PROTECTION

         We license the technology used in our performance evaluation products from Ronald A. Waldorf, former CEO and director of AcuNetx, who holds a patent covering claims relating to tracking eye movements in the dark, utilizing infrared illumination and infrared sensitive video cameras, as well as the related analysis methodology. The patent was issued in 1989. The license is for the term of the underlying patent, and calls for nominal royalties of $100 per year.

         VisioNetx is the owner of a patent issued in August 1992, covering certain technology underlying the SafetyScan(TM) equipment, principally relating to the apparatus for testing for impairment by tracking eye movements and pupil reactions to presented stimuli. VisioNetx has two patents pending for SafetyScan(TM), while two patents have been approved for issue for the HawkEye(TM) devices and technology. Additionally, our OrthoNetx subsidiary is the owner of two patents and a patent pending covering our devices for distraction osteogenesis.

         The existence of patents may be important to our future operations, but there is no assurance that additional patents will be issued. We also rely on unpatented technology, know-how and trade secrets covering a number of items, particularly the methods of obtaining data regarding eye performance; and we rely on confidentiality agreements and internal procedures to protect information.

EMPLOYEES

         AcuNetx employs four full time employees, including two in executive and administrative positions, one in compliance and administration, and one in operations, engineering and research. We also employ one part-time employee, and three consultants. Our employees are not parties to any collective bargaining agreement, and we believe that our employee relations are satisfactory.

ITEM 1A. RISK FACTORS

Not required.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not required.

ITEM 2.  PROPERTIES

         The principal offices of AcuNetx are located at 2301 205th Street, Suite 102, Torrance, California 90501. The offices, with an adjacent manufacturing floor, occupy 1620 square feet and the lease expires on January 31, 2010. The current monthly lease payment is $2,106. These offices are considered satisfactory for conducting both corporate business and the production and shipment of our products. We believe that suitable additional space will be available to accommodate planned expansion.

ITEM 3.  LEGAL PROCEEDINGS

         AcuNetx is not currently a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during 2008.
                                       6

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         AcuNetx's Common Stock is traded on the OTC Bulletin Board under the symbol "ANTX". The following table sets forth the quarterly high and low closing prices for the Common Stock, as reported on the OTC Bulletin Board, during the 2007 and 2008 calendar years.

                           LOW          HIGH
                           ---          ----

2008
First Quarter      $       0.03  $       0.18
Second Quarter             0.07          0.12
Third Quarter              0.03          0.08
Fourth Quarter             0.03          0.08


2007
First Quarter      $       0.02  $       0.230
Second Quarter             0.028         0.055
Third Quarter              0.026         0.137
Fourth Quarter             0.026         0.142

         These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

HOLDERS

         As of December 31, 2008, AcuNetx Common Stock was held of record by approximately 276 holders. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners.

DIVIDENDS

         AcuNetx has not paid cash dividends on its Common Stock, and we have no present intention of paying cash dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth information about AcuNetx's Common Stock that may be issued upon the exercise of options, warrants or rights under existing equity compensation plans. The information in this table is as of December 31, 2008.


                           Number of securities
                           issuable upon
                            exercise of            Weighted average
                            outstanding            exercise price of
                              options,            outstanding options,      Number of securities
PLAN CATEGORY            warrants and rights      warrants, and rights      remaining available
-------------            -------------------      --------------------      -------------------
Equity compensation
plans approved by
security holders                     40,000       $              0.18                     N/A
Equity compensation
plans not approved
by security
holders                           9,818,168       $              0.11                4,181,832
                         ------------------       -------------------       ------------------

Total                             9,818,168       $              0.15                4,181,832
                         ------------------       -------------------       ------------------

         On March 27, 2006, the Board of Directors adopted the 2006 Stock Incentive Plan to provide for the issuance of incentive stock options and/or nonstatutory options to all employees and nonstatutory options to consultants and other service providers. Generally, all options granted to employees and consultants expire in five and three years, respectively, from the date of grant. All options have an exercise price equal to or higher than the fair market value of the Common Stock on the date the options were granted. Options generally vest over three years. The plan reserves 14 million shares of common stock under the Plan and is effective through December 31, 2015.

         In the first half of 2008, AcuNetx conducted a private offering of up to $500,000 of its equity units, each consisting of one share of Common Stock and one warrant to purchase an additional share of common stock, at a price of $0.07 per Unit. The exercise price for the warrant included in the unit is $0.10 and expires two years from the date of purchase. AcuNetx issued 286,429 units in the offering, for gross proceeds of $20,050. AcuNetx believes such sales were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4 (2) thereof and Regulation D thereunder.

ITEM 6. SELECTED FINANCIAL DATA

Not Required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto, included elsewhere in this Annual Report on Form 10-K. Except for the historical information contained in this report, the following discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. Our actual results may differ materially from the results discussed in the forward-looking statements, as a result of certain factors including, but not limited to, those discussed elsewhere in this Annual Report on Form 10-K.

         AcuNetx has invested substantial funds in the last several years, developing and validating its products. We produce and market the Infrared/Video VNG System, both as a branded product for our major distributor and under the IntelliNetx brand internationally and through independent distributors. In 2008, the VNG line of medical products, and Hawkeye traffic sobriety testing devices, together accounted for virtually all of our revenue. While the VNG products are being sold into a relatively mature market, the Hawkeye market is in the beginning of its product life cycle.

         Recent research has indicated that additional markets may be suitable for our VNG lines, and we will continue to explore those opportunities with our distributors and partners. Several ongoing initiatives are important to our future success. In 2008, we made several important changes to realign our resources.

         First, we sought and obtained "Purchase Order" financing for the corporation and all of its subdivisions, which provides for payment of the bill of materials on products as soon as ordered by the customer, as well as receivables financing from the date of sale, for those sales where the company does not receive full payment from the customer before or upon shipment. This financing allows the company to pay for our manufacturing and sales operations with reduced concern for the delay in collecting receivables.

         We have also commenced seeking financing for the VisioNetx, Inc. subsidiary founded in 2007, and we believe that this subsidiary allows us more flexibility in obtaining possible financing.

         Secondly, we have accelerated marketing and sales of the HawkEye(TM) eye observation and recording system, now leased from VisioNetx, and this should allow AcuNetx management to address this market and generate revenues from the product. We believe that we have approximately half of the current, limited market for non-portable devices, and that our planned minor technological advancements to the Hawkeye line, rendering the devices fully portable, will open up to us a multi-billion dollar market in which we currently have established penetration.

         Third, we continue to pursue sales and marketing activities for our IntelliNetx division, to take advantage of the growing global opportunity for balance assessment and fall prevention in the elderly, which we believe has the potential to develop into a substantial new market. For example, we have for the first time established an in-house sales group to sell to the recently untouched California market in our home state.

         We believe that the OrthoNetx product line still has significant potential value in the marketplace, either for development or acquisition, and the relationship with Robinson Medsurg LLC is an important step to maximize this opportunity.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007.

         Revenues from sales of products declined by $1,520,315, or 59%, from $2,574,645 in 2007, to $1,054,330 in 2008. Changes in revenue recognition from a retail model in the second quarter of 2007 back to a wholesale model impacts the comparison of these figures. A better way to view the company's progress is a comparison of system unit sales. In 2008, 66 IntelliNetx and private label medical systems were sold, compared to 96 of the same systems sold in 2007. This 33% decrease was a result of a management change and the outsourcing of sales responsibilities to a consultant not sufficiently familiar with the company's sales needs. Two major distributors accounted for approximately 45% of our sales revenues in 2008, and in 2007 accounted for 64%. While VNG products and supplies continue to make up the majority of our revenue, we did have modest revenue growth from the sale of the HawkEye(TM) eye observation and recording law enforcement system, providing an additional $90,000 of revenue (15 systems).
Due to changes in revenue recognition from a retail model in the second quarter of 2007 back to a wholesale model and decline in revenue, the gross profit declined from $1,960,628 (76%) in 2007 to $684,079 (65%) in 2008. That decline was then offset by sales expense for commission payments. The 2008 net loss of $715,696 represented an improvement of 18% over 2007, or $161,082, primarily due to a reduction in selling, general and administrative expenses which declined 54% or $1,402,692 from 2007.

         Inventory turnover ratio in 2008 was approximately 3:1, compared to 3:1 in 2007. This was achieved as we aligned our inventory stocking to the lower volumes. Inventory was down $105,259, or 52%, from $204,279 at December 31, 2007 to $99,020 on December 31, 2008. Collection of accounts receivables has been very satisfactory with only minimal slow paying accounts. Year end net accounts receivable totaled $79,167 on December 31, 2008, an increase of $34,133, or 76%, from $45,034 on December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2008, AcuNetx had $12,715 in cash and cash equivalents, $15,636 in restricted cash, $79,167 in net accounts receivable, and $99,020 in inventory. Conversely, AcuNetx had $1,551,042 of current liabilities, which included accounts payable of $429,766. AcuNetx also had accrued liabilities of $909,508, and notes payable of $361,768, with an accumulated deficit of $12,457,279. AcuNetx has no plans for significant capital equipment expenditures for the foreseeable future.

GOING CONCERN

         AcuNetx's independent auditors have included an explanatory paragraph in their report on the December 31, 2008 consolidated financial statements discussing issues which raise substantial doubt about AcuNetx's ability to continue as a "going concern." The going concern qualification is attributable to the operating losses during the year and the amount of capital that AcuNetx projects it needs to satisfy existing liabilities and achieve profitable operations.

         Management understands the comments in the auditor's report relative to AcuNetx as a going concern. We have taken a number of actions, described above and in the footnotes, to obtain financing, significantly reduce expenses and conserve cash. We have also hired an internal sales force, to complement the occasionally inconsistent, and in some cases non-existent, sales by the company's network of representatives. All activities well as the HawkEye (TM) product for law enforcement applications, which continue to serve as our source of revenue. These activities will include maintaining the excellent relationships already formed with our suppliers, distributors, and customers. Any future expenses not related to this core business will be examined in the light of our current liquidity position before approval. Management believes that the plan that has been implemented will allow continuing operations and improvements over time.

EFFECT OF INFLATION

         We do not believe that inflation has had a material effect on our net sales or profitability in recent years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of AcuNetx are attached as a separate section of this Annual Report on Form 10-K, commencing with page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

No response required

ITEM 9A (T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

         Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         During the quarter ended December 31, 2008, management focused efforts to improve internal control over financial reporting. Weaknesses identified in our disclosure controls and procedures, and internal controls over financial reporting were analyzed and remediation efforts were pursued. We improved our control procedures primarily through engaging third party experts in compliance, presentation and internal control evaluation, as well as providing additional guidance and training to our present staff. As a result of these efforts, at December 31, 2008, the material weaknesses identified and reported in prior periods have been successfully remediated and adequate control procedures have been implemented in those areas to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the guidelines established in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with Generally Accepted Accounting Principles applied in the United States.

         This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information on the executive officers and directors of AcuNetx:



NAME                         AGE                  POSITION
----                         ----                 --------

Robert S. Corrigan            55                  President, CEO and Chairman
                                                    of the Board of Directors
Dennis G. Geselowitz          55                  Chief Financial Officer
Ronald A. Waldorf             61                  Director
Peter Miterko                 55                  Director
Steven Butler                 49                  Director
Terry R. Knapp, M.D.          64                  Chairman of VisioNetx, Inc.

         Directors hold office for a period of one year from their election at the annual meeting of shareholders or until their successors are duly elected and qualified.

         Mr. Corrigan is the Chairman, President and CEO of AcuNetx. He has been a director of VisioNetx since its inception in 2007 and has been a director of AcuNetx since 2005. He has been Chairman and Chief Executive Officer of Centennial Capital Group, Inc. for the past twelve years. CCGI is an investment banking enterprise which assists developmental stage and other companies in corporate finance, mergers and acquisitions and business development. Prior to founding CCGI, Mr. Corrigan was employed by the major financial services companies of Merrill Lynch, Pierce Fenner & Smith, Inc. and Paine Webber, Inc. Mr. Corrigan is a Director of AcuNetx, Inc, and VisioNetx, Inc. Mr. Corrigan holds a B.S. degree from Castleton State College, Castleton, Vermont and an M.S. from Youngstown State University, Youngstown, Ohio.

         Mr. Geselowitz has been Chief Financial Officer since September of 2008. A business and labor lawyer and financial executive, he maintains a private legal practice, and he previously held various combined financial management and general counsel positions for corporations, including Nature's Gate and Moldex Metric, two manufacturing companies. Mr. Geselowitz has also held senior banking positions, as an Assistant Vice President at First Interstate Bank and Chief Financial Officer of a smaller institution, and he has significant experience in fund-raising for small corporations. He has published numerous syndicated financial articles on the internet. Mr. Geselowitz holds a B.A. Degree from Witwatersrand University, a B. Proc degree from the University of South Africa, and J.D. and M.B.A. degrees from the University of Southern California (USC) in Los Angeles, California.

         Mr. Waldorf was President and Chief Financial Officer of AcuNetx until his retirement in 2008. He has been a director of AcuNetx since 1991 He acted as Chairman of the Board of Directors of Eye Dynamics between 1991 and 2005. He is the co-inventor of the IR/Video ENG System, SafetyScan and HawkEye products. Since 1969 Waldorf has been active in the field of otolaryngology, primarily in an academic research environment at the University of Florida,

College of Medicine and at the University of California (Irvine), Department of Surgery. He has published numerous articles on vestibular and optokinetic research in international scientific and medical journals and was the principal investigator in a research grant funded by the National Institute of Health/National Institute on Alcohol Abuse and Alcoholism (NIH/NIAAA). Mr. Waldorf earned an M.S. from the Department of Physiology of the College of Medicine, University of Florida, in 1972.

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

         Mr. Butler, age 48, has been President and Chief Operating Officer of Denver Management Advisors, a compensation and benefits consulting firm, since 2007. Between 2005 and 2007, he was CEO of Startek, Inc., a NYSE-listed business process outsourcing firm. Between 2002 and 2004, he was President and Chief Executive Officer of S.D. Butler Financial Consulting Services, LLC, which provided consulting services to startup businesses. Mr. Butler has also served as Chief Executive Officer and Chief Financial Officer of Verado, Inc., a NASDAQ-listed data center company, and as managing Director of Finance and Treasurer of United Pan-Europe Communications, a Netherlands-based cable TV service provider.

         Dr. Knapp was a director of AcuNetx between December 2005 and April 2007. In April 2007he became Chairman of the Board of VisioNetx, Inc. He was CEO and a director of OrthoNetx, Inc. between December 2003 and its acquisition by AcuNetx. He served as President and Chief Executive Officer throughout 2006. He was a founder and a director of Collagen Corporation, a publicly traded (NASDAQ) medical device company. He co-founded, served as Chairman and Chief Executive Officer for Lipomatrix, a medical device company based in Switzerland, with operations in the U.S. and Europe, until its acquisition. Dr. Knapp founded PrivaComp, Inc. in 1999 as an information technology solution for health care data management, product tracking and surveillance, and informed consent. Dr. Knapp is a reconstructive facial and hand surgeon, and has spoken and published extensively on matters of quality systems and risk management in health care. Dr. Knapp is President and co-founder of DRL Foundation, a 501(c) (3) humanitarian organization for reconstructive surgery and telehealth to developing countries.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth compensation awarded or paid by AcuNetx to its Executive Officers during the fiscal years ended December 31, 2008 and 2007.


SUMMARY COMPENSATION TABLE

---------------------------------- ------ ---------   ----------- ---------  ---------
   Name and principal position      Year    Salary    Option awards              Total
                                              ($)           ($)                    ($)
---------------------------------- ------ ----------  ------------ --------- ---------

Robert S. Corrigan - CEO            2008    58,333         30,000    (A)(B)     88,333
                                    2007        --             --                   --
---------------------------------- ------ ----------  -----------  --------- ---------

Ronald A. Waldorf - CEO             2008     75,000            --    (A)(B)     23,851
                                    2007    150,000       122,996      (A)     272,996
---------------------------------- ------ ----------  -----------  --------- ---------

Dennis G. Geselowitz  - CFO         2008     25,000        25,268               50,268
                                    2007        --             --                   --
---------------------------------- ------ ----------  -----------  --------- ---------


(A) Options vested and valued using assumptions as described in Note 11 of Notes to Financial Statements - STOCKS OPTIONS AND WARRANTS.

(B) Award amended per Narrative Disclosure to the Summary Compensation Table.

NARRATIVE DISCLOSURE TO THE SUMMARY COMPENSATION TABLE

         In July of 2008, Ronald A. Waldorf resigned as Chief Executive Officer and the Board appointed Robert Corrigan as Chief Executive Officer. Mr. Corrigan receives a salary of $150,000 per year, and is entitled to a stock grant of 1,000,000 shares of Common Stock, to be issued in 2009. In September 2008, the Board approved the employment of Chief Financial Officer Dennis Geselowitz, under which he receives an annual salary of $90,000 and options to purchase 1,000,000 shares of the company's Common Stock, vesting over a two year period.


OUTSTANDING EQUITY AWARDS AT YEAR-END


The following table sets forth information concerning all equity awards.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

                                        Number of         Number of
                                        securities        securities
                                        underlying        underlying
                                       unexercised       unexercised
                                         options           options                 Equity
                                           (#)               (#)                  incentive     Option exercise        Option
                                       exercisable      unexercisable               plan             price           expiration
                                                                                     (#)              ($)              date
------------------------------------ ----------------- ----------------- ----- ---------------- ----------------- -----------------
Ronald Waldorf(A)                             500,000                 -                       -      0.198            7/14/2009(B)
------------------------------------ ----------------- ----------------- ----- ---------------- ----------------- -----------------
Ronald Waldorf                                850,000(C)              -                       -      0.067            7/14/2009(B)
------------------------------------ ----------------- ----------------- ----- ---------------- ----------------- -----------------
Ronald Waldorf                                500,000                 -                       -      0.198            7/14/2009(B)
------------------------------------ ----------------- ----------------- ----- ---------------- ----------------- -----------------
Dennis Geselowitz                             333,333      666,667(D)                         -      0.03             9/22/2013
------------------------------------ ----------------- ----------------- ----- ---------------- ----------------- -----------------



(A) Former Chief Executive Officer

(B) The original expiration date is October 14, 2008, 90 days after his resignation. The expiration date was extended by action of the Board of Directors.

(C) Granted as director compensation

(D) 333,333 shares vest on September 22, 2009 and 333,334 shares vest on September 22, 2010

COMPENSATION OF DIRECTORS

The following table provides information concerning the compensation of all directors for the year ended December 31, 2008.

DIRECTOR COMPENSATION

                           Name                                Option                All other              Total
                                                               awards               compensation              ($)
                                                                ($)                     ($)
----------------------------------------------------------- ------------- -------- --------------- ----- ----------
Charles E. Phillips(F)                                            45,539  (A)(C)                             45,539
                                                                                                -
----------------------------------------------------------- ------------- -------- --------------- ----- ----------
Robert S. Corrigan                                                45,539  (A)(C)          75,000  (B)       120,539
----------------------------------------------------------- ------------- -------- --------------- ----- ----------

Peter Miterko                                                     47,582  (A)(D)                -            47,582
----------------------------------------------------------- ------------- -------- --------------- ----- ----------

Steven Butler                                                      9,550  (A)(E)                -             9,550
----------------------------------------------------------- ------------- -------- --------------- ----- ----------

(A) Options vested and valued using assumptions as described in Note 11 of Notes to Financial Statements - STOCKS OPTIONS AND WARRANTS.

(B) Consulting Fees and salary

(C) 850,000 Options outstanding as of 12/31/2008.

(D) 630,000 Options outstanding as of 12/31/2008.

(E) 377,400 Options outstanding as of 12/31/2008.

(F) Resigned on May 30, 20008.

NARRATIVE DISCLOSURE TO THE DIRECTOR COMPENSATION TABLE

During 2008, the Board of Directors agreed to waive all compensation for service on the Board of Directors in 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of the Common Stock of AcuNetx as of March 24, 2009, by (i) each person known by AcuNetx to beneficially own 5% or more of its outstanding Common Stock ; (ii) each of AcuNetx's directors; (iii) the Named Executive Officers identified in the Summary Compensation Table; and (iv) all directors and Named Executive Officers of AcuNetx as a group.


                                                                                                          Number Of
Name                                          Address                                                   Shares Owned       % Owned

Randolph Robinson                             7144 S Chapparal Cir E Centennial, CO 80016                     8,834,760     13.50%
Winchester Financial Services Limited         295 Madison Ave 5th Floor NY, NY 10017                 1        7,142,858     10.92%
Galen Capital Group LL                        1660 International Drive, #410 McLean, VA 22102                 3,226,231      4.93%
Charles Philips                               2301 W. 205th St, Suite 102, Torrance, CA 90501        2        3,755,489      5.73%
Ronald Waldorf                                2301 W. 205th St, Suite 102, Torrance, CA 90501        3        2,352,100      3.59%
Robert Corrigan                               2301 W. 205th St, Suite 102, Torrance, CA 90501        4        2,650,000      4.05%
Dennis Geselowitz                             2301 W. 205th St, Suite 102, Torrance, CA 90501        5          333,333      0.51%
Peter Miterko                                 2301 W. 205th St, Suite 102, Torrance, CA 90501        6          687,143      1.05%
Steven Butler                                 2301 W. 205th St, Suite 102, Torrance, CA 90501        7          377,400      0.58%

TOTAL                                                                                                        29,359,314     44.87%


1 - Total includes 3,571,429 warrants
2 - Total includes 1,350,000 options
3 - Total includes 1,850,000 options
4 - Total includes 1,350,000 options and unissued 1,000,000 restricted shares 5 - Total includes 1,000,000 options
6 - Total includes 630,000 options
7 - Total includes 377,400 options

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Shares of Common Stock subject to securities currently convertible or convertible within 60 days after March 24, 2009, are deemed to be outstanding in calculating the percentage ownership of a person or group but are not deemed to be outstanding as to any other person or group.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities (the "10% Stockholders"), to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Officers, directors and 10% Stockholders of AcuNetx are required by Commission regulation to furnish us with copies of all Section 16(a) forms so filed.

Based upon a review of filings made and other information available to it, AcuNetx believes that each of its Company's present Section 16 reporting persons filed all forms required of them by Section 16(a) during the year 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Not Applicable

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to AcuNetx by Spector, Wong & Davidian, LLP for professional services rendered for the fiscal years ended December 31, 2008 and 2007:

Fee Category            Fiscal 2008 Fees     Fiscal 2007 Fees
--------------------- ------------------- -------------------
Audit Fees                $   65,000.00  $   74,000.00
Audit-Related Fees
Tax Fees
All Other Fees
---------------------     -------------  -------------
Total Fees                $   65,000.00  $   74,000.00
=====================     =============  =============


Audit Fees. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Spector, Wong & Davidian, LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2008 or 2007.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax fees provided in fiscal 2008 or 2007

All Other Fees. Consists of fees for products and services other than the services reported above. There were no other services provided in fiscal 2008 or 2007.

Policy On Audit Committee Pre-Approval Of Audit And Permissible Non-Audit Services Of Independent Auditors

Our Audit Committee, subject to Board of Directors consent, pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval would generally be provided for up to one year and any pre-approval would be detailed as to the particular service or category of services, and would be subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee and Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

See Index to Financial Statements.

(2) Exhibits

The following exhibits are included herein or incorporated by reference:

2.1 Agreement and Plan of Merger, dated September 1, 2005, among Eye Dynamics, Inc., OrthoNetx, Inc., and Eye Dynamics Acquisition Corp. (1)

3.1      Amended and Restated Articles of Incorporation (2)

3.2      Amended and Restated Bylaws (2)

10.1 Employment Agreement, dated December 23, 2005 between the Company and Ronald A. Waldorf (2)

10.1 Exclusive Licensing Agreement, dated November 1, 1989 between the Company and Ronald A. Waldorf (3)

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

--------------------------------------------------------------------------------

(1)      Incorporated by reference from Report on Form 8K dated September 1,
         2005.

(2) Incorporated by reference from Report on Form 10-KSB for the fiscal year ended December 30, 2005, filed on April 24, 2006.

(3) Incorporated by reference from Report on Form 10-SB filed on December 13, 1999.

(4) Incorporated by reference from Report on Form 10-KSB for the year ended December 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                AcuNetx, Inc.

                                               By:  /s/ Robert S. Corrigan
                                                    ---------------------------
                                                    Robert S. Corrigan,
                                                    President and
                                                    Chief Executive Officer

Date:    April 24, 2009


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(1) Principal Executive Officer and Principal Financial and Accounting Officer


/s/ Robert S. Corrigan          Chief Executive Officer and a Director           April 24, 2009
----------------------
Robert S. Corrigan


/s/ Dennis G. Geselowitz        Chief Financial Officer                          April 24, 2009
-----------------------
Dennis G. Geselowitz

(2)      Directors


/2/ Ronald A. Waldorf
---------------------
Ronald A. Waldorf               Director                                         April 24, 2009


/s/ Peter Miterko               Director                                         April 24, 2009
---------------
Peter Miterko


/s/ Steven Butler               Director                                         April 24, 2009
----------------
Steven Butler

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of
Directors and Stockholders of AcuNetx, Inc.

We have audited the accompanying consolidated balance sheets of AcuNetx, Inc. As of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AcuNetx, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ SPECTOR, WONG & DAVIDIAN, LLP
Pasadena, CA
April 15, 2009


ACUNETX, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007
------------------------------------------------------------------------------------------------------------

ASSETS                                                               December 31, 2008     December 31, 2007
                                                                     -----------------     -----------------
Current Assets
  Cash                                                                  $     12,715         $    205,162
  Restricted Cash                                                             15,636               75,000
  Accounts receivable, net                                                    79,167               45,034
  Inventory                                                                   99,020              204,279
  Prepaid expenses and other current assets                                   51,816               73,685
                                                                        ------------         ------------
    Total Current Assets                                                     258,354              603,160

Property and equipment, net                                                   10,355               18,064
Goodwill                                                                          --                   --
Other intangible assets, net                                                 114,996              150,472
Deferred tax assets                                                          220,635              220,635
Other investments                                                             15,000                   --
Other assets                                                                   2,020                2,020
                                                                        ------------         ------------

TOTAL ASSETS                                                            $    621,360         $    994,351
                                                                        ============         ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Accounts payable                                                      $    429,766         $    395,157
  Accrued liabilities                                                        909,508              794,757
  Notes payable to related parties                                                --                   --
  Current portion of long-term debt                                          211,768               72,019
                                                                        ------------         ------------
    Total Current Liabilities                                              1,551,042            1,261,933

Convertible debt, net of debt discount of $3,124 and
 $6,124 for 2008 and 2007, respectively                                       36,876               93,876

Long-Term Debt                                                               150,000              197,830
                                                                        ------------         ------------

Total Liabilities                                                          1,737,918            1,553,639
                                                                        ------------         ------------

Minority Deficit                                                             (12,916)              (8,394)

Stockholders' Deficit
  Common stock, $0.001 par value; 100,000,000 shares authorized;
    65,429,309 shares issued and outstanding                                  65,429               65,143
  Common stock to be issued                                                       --                   --
  Paid-in capital                                                         11,288,208           11,125,546
  Accumulated deficit                                                    (12,457,279)         (11,741,583)
                                                                        ------------         ------------
    Total Stockholders' Deficit                                           (1,103,642)            (550,894)
                                                                        ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $    621,360         $    994,351
                                                                        ============         ============



See notes to consolidated financial statements





ACUNETX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR YEARS ENDED DECEMBER 31, 2008 AND 2007
------------------------------------------------------------------------------------------


                                                           For years ended December 31,
                                                             2008                2007
                                                          -----------         -----------
Sales - Products                                          $ 1,054,330         $ 2,574,645

Cost of sales - products                                      370,251             614,017
                                                          -----------         -----------

Gross profit                                                  684,079           1,960,628
                                                          -----------         -----------

Operating Expenses:
  Selling, general and administrative expenses              1,174,663           2,577,355
  Stock option expense                                        167,404             253,647
  Impairment of goodwill                                           --                 362
                                                          -----------         -----------
  Research and development                                         --                  --
                                                          -----------         -----------
Total Operating Expenses                                    1,342,067           2,831,364
                                                          -----------         -----------

Operating loss                                               (657,988)           (870,736)
                                                          -----------         -----------

Other income (expenses)
  Interest and other income                                    17,978              27,477
  Loss on equity-method investments                                --                  --
  Interest and other expenses                                 (70,599)            (54,633)
                                                          -----------         -----------
    Total other income (expenses)                             (52,621)            (27,156)
                                                          -----------         -----------

Net loss before income taxes and minority interest           (710,609)           (897,892)

Provision for income taxes                                        800                 800
                                                          -----------         -----------

Net loss before minority interest                            (711,409)           (898,692)

Minority interest in gain (losses) of subsidiaries              4,287             (21,914)
                                                          -----------         -----------

Net loss                                                  $  (715,696)        $  (876,778)
                                                          ===========         ===========

Net Loss per share-Basic and Diluted                      $     (0.01)        $     (0.01)
                                                          ===========         ===========

Weighted average number of common shares                   65,387,583          63,703,365



See notes to consolidated financial statements





ACUNETX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                            Common
                                                    Common Stock            Stock to       Paid-in     Accumulated
                                             Shares         Amount         be issued      Capital        Deficit          Total
                                          ------------   ------------    ------------   ------------  ------------   ------------
 Balance at December 31, 2006               62,974,814   $     62,975    $     40,500   $ 10,736,057  $(10,864,805)  $    (25,273)

 Issuance of stock for services                225,000            225         (40,500)        40,275                           --

 Issuance of stock for cash                    785,715            786                         54,214                       55,000

 Issuance of stock for accounts payable         57,143             57                          3,943                        4,000

 Return to treasury                         (1,064,078)        (1,064)                       (20,205)                     (21,269)

 Shares adjustments on prior
  year subscriptions                         2,164,286          2,164                         (2,164)                          --
                                                                                                                                1
 Stock option and warrant expenses                                                           246,649                      246,649

 Equity adjustments related to
   subsidiary stock transactions                                                              66,777                       66,777

 Net loss                                                                                                 (876,778)      (876,778)
                                          ------------   ------------    ------------   ------------  ------------   ------------

 Balance at December 31, 2007               65,142,880   $     65,143    $         --   $ 11,125,546  $(11,741,583)  $   (550,894)
                                          ------------   ------------    ------------   ------------  ------------   ------------

 Stocks to be issued for services                                  --                         30,000                       30,000

 Issuance of stock for cash                    286,429            286                         19,764                       20,050

 Stock option and warrant expenses                                                           159,143                      159,143

 Equity adjustments related to
  subsidiary stock transactions                                                              (46,245)                     (46,245)

 Net loss                                                                                                 (715,696)      (715,696)
                                          ------------   ------------    ------------   ------------  ------------   ------------

 Balance at December 31, 2008               65,429,309   $     65,429    $         --   $ 11,288,208  $(12,457,279)  $ (1,103,642)
                                          ============   ============    ============   ============  ============   ============


See notes to consolidated financial statements







ACUNETX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR YEARS ENDED DECEMBER 31, 2008 AND 2007
-------------------------------------------------------------------------------------------------------------------

CASH FLOW FROM OPERATING ACTIVITIES:                                                    2008              2007
                                                                                     ---------         ---------
  Net loss                                                                           $(715,696)        $(876,778)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Minority interest                                                                    4,287           (21,914)
    Depreciation and amortization                                                        8,807            11,527
    Issuance stock and stock equity awards for services                                133,053           319,447
    Provision for bad debt                                                              (3,692)            6,089
    Amortization of debt discount                                                        3,000             1,375
    Impairment of goodwill and intangible assets                                            --            10,434
    Intellectual property write-down                                                    47,249                --
    Gain on recovery from loan loss                                                       (900)          (24,000)
    Unrealized gain on trading securities                                              (14,100)               --
    (Increase) Decrease in:                                                                                   --
     Accounts receivable                                                               (30,441)           45,278
     Inventory                                                                         105,259            47,157
     Prepaid and other assets                                                           21,869            21,377
    Increase (Decrease) in:
     Accounts payable and accrued expenses                                             150,396           387,379
                                                                                     ---------         ---------
Net cash used in operating activities                                                 (290,909)          (72,629)
                                                                                     ---------         ---------
CASH FLOW FROM INVESTING ACTIVITIES:
  Decrease in restricted cash                                                           59,364                --
  Capitalized intellectual property                                                    (12,871)          (24,357)
  Repayment from Notes Receivable                                                           --            24,000
                                                                                     ---------         ---------
Net cash provided by (used in) investing activities                                     46,493              (357)
                                                                                     ---------         ---------
CASH FLOW FROM FINANCING ACTIVITIES:
  Net proceeds from sales of common stocks                                              20,050            55,000
  Repurchase of common stock                                                                --            (7,262)
  Proceeds from convertible debt                                                        15,000            25,000
  Repayments on convertible debt                                                       (75,000)               --
  Proceeds from issuance of long-term debt                                             150,000             3,369
  Repayments on notes payable                                                          (58,081)             (530)
                                                                                     ---------         ---------
Net cash provided by financing activities                                               51,969            75,577
                                                                                     ---------         ---------
NET DECREASE IN CASH                                                                  (192,447)            2,592

CASH BALANCE AT BEGINNING OF PERIOD                                                    205,162           202,570
                                                                                     ---------         ---------

CASH BALANCE AT END OF PERIOD                                                        $  12,715         $ 205,162
                                                                                     =========         =========

Supplemental Disclosures of Cash Flow Information:
  Taxes Paid                                                                         $       0         $     800
  Interest paid                                                                      $  38,884         $  14,982

Schedule of Noncash Investing and Financing Activities:
  Retirement of common stocks for an equity-method investment                        $       0         $  14,007
  Conversion of accrued interest into debt principal                                 $       0         $  21,451
  Issuance of stock options for accrued expenses                                     $   1,036         $      --
  Issuance of warrants as debt discount                                              $       0         $   7,500
  Issuance of common stocks for accounts payable                                     $       0         $   4,000

See notes to consolidated financial statements


ACUNETX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND CRITICAL ACCOUNTING POLICIES

AcuNetx, Inc., a Nevada corporation, (the "Company" or "AcuNetx", formerly known as Eye Dynamics, Inc. or "EDI") and its subsidiaries OrthoNetx Inc. and VisioNetx Inc., combine diagnostic, analytical and therapeutic devices with proprietary software to permit health providers to diagnose and treat balance disorders and various bone deficiencies; law enforcement officers to evaluate roadside sobriety; and employers in high-risk industries to determine, in real-time, the mental fitness of their employees to perform mission-critical tasks. AcuNetx is headquartered in Torrance, California.

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

ACCOUNTS RECEIVABLE: The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on the history of past write-offs and collections and current credit conditions. An allowance for doubtful accounts of $5,164 and $11,143 has been established for the years ended December 31, 2008 and 2007, respectively.

STOCK-BASED COMPENSATION: The Company accounts for its stock options in accordance with FASB Statement No.123(R), "SHARE-BASED PAYMENT" (SFAS 123R). SFAS 123R requires the recognition of the cost of services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which the recipient is required to provide service in exchange for the award (the vesting period).

Stock-based employee compensation incurred for the years ended December 31, 2008 and 2007, was $167,404 and $253,647, respectively.

The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123R and the EITF Issue No. 00-18, "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES." SFAS No. 123R states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Under the guidance in Issue 00-18, the measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

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

FAIR VALUE MEASUREMENTS: On January 1, 2008, the Company adopted the provision of SFAS No. 157, "FAIR VALUE MEASUREMENTS," except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date ahs been delayed by one year. The Company measures at fair value certain financial assets and liabilities, including its marketable securities trading

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

ACUNETX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND CRITICAL ACCOUNTING POLICIES (CONTINUED)

o Level 1 Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

o Level 2 Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

o Level 3 Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

                           Fair Value Measurements as of December 31, 2008
                            ---------------------------------------------

                              TOTAL      LEVEL 1      LEVEL 2     LEVEL 3
                              -----      -------      -------     -------
Marketable securities
   Trading                  $15,000      $15,000           $0          $0
                            =======      =======           ==          ==

The adoption of SFAS 157 did not have a material effect on the Company's financial position or results of operations.

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

PROPERTY AND EQUIPMENT: Property and Equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the following estimated useful lives of the assets: 3 years for computer software, 5 to 7 years for computer and office equipment, and 7 years for furniture and fixtures. Depreciation expense was $7,709 and $11,527 for 2008 and 2007, respectively.

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

There was no impairment of other intangible assets for the year ended December 31, 2008. In December of 2007, the Company stopped paying for certain AcuNetx graphic art trademark maintenance fees. As a result, the Company conducted an impairment evaluation, which resulted in a $10,072 impairment charge to these trademarks, classified in the caption "selling, general and administrative expenses".

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

ADVERTISING COSTS: The Company uses advertising and marketing to promote its product lines. These costs are expensed when time the advertising or marketing takes place. Expenses were $0 and $8,717 for 2008 and 2007, respectively.

SHIPPING AND HANDLING COSTS: The Company historically has included inbound shipping charges in cost of sales and classified outbound shipping charges as operating expenses. For the years ended December 31, 2008 and 2008, the outbound shipping charges included in operating expenses were $22,271 and $36,897, respectively.

ACUNETX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND CRITICAL ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT COSTS: Research and development costs are expensed as incurred and consist primarily of product development costs. Financial accounting standards require the capitalization of certain development costs after technological feasibility of the product is established. In the development of the Company's new products and enhancements to existing products, technological feasibility is not established until substantially all product development is complete. As a result, product development costs that are eligible for capitalization are considered insignificant and are charged to research and development expense. During the years ended December 31, 2008 and 2007, the corporation incurred no research and development costs.

MINORITY INTEREST (DEFICIT): Minority interest (deficit) represents other stockholders' proportionate share in the equity (deficit) of VisioNetx, Inc. At December 31, 2008, the Company owned approximately 74% of the issued and outstanding common stocks in VisioNetx, Inc.

NEW ACCOUNTING PRONOUNCEMENTS: In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 161, "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING Activities" ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring companies to enhance disclosure about how these instruments and activities affect their financial position, performance and cash flows. SFAS 161 also improves the transparency about the location and amounts of derivative instruments in a company's financial statements and how they are accounted for under SFAS 133. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods beginning after that date. As such, the Company is required to adopt these provisions beginning the quarter ending in February 2009. The Company does not expect the adoption of SFAS No. 161 will have a material impact on its financial condition or results of operation.

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

ACUNETX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND CRITICAL ACCOUNTING POLICIES (CONTINUED)

In June 2008, the FASB issued FASB SP EITF 03-6-1, "DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES." SP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, "Earnings per Share." SP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company is required to adopt SP EITF 03-6-1 in the first quarter of 2009 and is currently evaluating the impact that SP EITF 03-6-1 will have on its financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "BUSINESS COMBINATIONS" ("SFAS 141(R)"). SFAS No. 141(R) will replace SFAS No. 141, and establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquire; recognizes and measures the goodwill acquired in the business combination or gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Currently, the Company does not anticipate that this statement will have a significant impact on its consolidated financial statements.

ACUNETX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As indicated in the accompanying consolidated financial statements, the Company incurred operating losses totaling $715,696 and $876,778 for the years ended December 31, 2008 and 2007, respectively. In addition, the Company has a working capital deficit of $1,292,688 and an accumulated deficit of $12,457,279 as of December 31, 2008. Total liabilities exceeded total assets by $1,103,642. In the near term, the Company expects the operating cash flows will not be sufficient to cover all the old debt and payables.

Management of the Company plans to cover current operating costs and to reduce the working capital deficit through sales growth, cost reduction and equity financing. In addition, VisioNetx, Inc. is recruiting senior management and is seeking funding that will allow it to move forward with its marketing and sales efforts. During 2008, the Company and VisioNetx, Inc. raised a total sum of $185,050 through issuing debt and selling its common stocks.

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

ACUNETX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - BALANCE SHEET DETAILS
The following tables provide details of selected balance sheet items:

 ACCOUNTS RECEIVABLE, NET                       DECEMBER 31,       DECEMBER 31,
                                                   2008               2007
                                                 ---------         ---------
Accounts Receivable                              $  84,331         $  56,177
Allowance for Bad Debt                              (5,164)          (11,143)
                                                 ---------         ---------
  Total Accounts Receivable, Net                 $  79,167         $  45,034
                                                 =========         =========

INVENTORY
Finished Goods                                   $  46,316         $ 170,697
Demo units                                          72,754            85,206
Allowance for loss in inventory                    (20,050)          (51,624)
                                                 ---------         ---------
  Total Inventory                                $  99,020         $ 204,279
                                                 =========         =========

PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid Insurance                                $   4,042         $  23,038
Prepaid rent and deposit                                --             2,065
Employee Advance                                     6,058             3,415
Other Prepaid Expenses                              41,716            45,167
                                                 ---------         ---------
  Total Prepaids and Others                      $  51,816         $  73,685
                                                 =========         =========

PROPERTY AND EQUIPMENT, NET
Furniture and Fixtures                           $   9,531         $   9,531
Equipment                                           40,530            40,530
Software                                             5,757             5,757
                                                 ---------         ---------
                                                    55,818            55,818
Accumulated Depreciation                           (45,463)          (37,754)
                                                 ---------         ---------
  Total Property and Equipment, Net              $  10,355         $  18,064
                                                 =========         =========

ACCRUED LIABILITIES
Warranty reserve                                 $   3,045         $  11,339
Accrued payroll and related taxes                   67,081           120,887
Accrued consulting fees                            259,692           254,967
Commissions payable                                  7,596                --
Deferred Revenues                                   14,016                --
Accrued vacation                                    58,502            18,072
Accrued professional fees                          171,136           136,413
Related party payable                                  (10)           42,165
Other accrued liabilities                          328,450           210,914
                                                 ---------         ---------
  Total Accrued Liabilities                      $ 909,508         $ 794,757
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

As of December 31, 2007, the goodwill was determined not recoverable, and fully impaired.

NOTE 5 - OTHER INTANGIBLE ASSETS

The Company capitalizes intellectual property costs as incurred, excluding costs associated with Company personnel, relating to patenting its technology. The majority of capitalized costs represent legal fees related to patent applications. Awarded patents will be amortized over the shorter of the economic or legal life of the patent.

In December 2007, two intellectual properties were awarded. These two patents are amortized using the straight-line method over 20 years commencing January 1, 2008.

The Company's intangible assets consisted of the following at December 31, 2008 and 2007:

                                       2008              2007
                                     ---------         ---------
Pending Intellectual Property        $  94,140         $ 128,518
Awarded patents                         21,954            21,954
Accumulated amortization                (1,098)               --
                                     ---------         ---------
 Other Intangible Assets, Net        $ 114,996         $ 150,472
                                     =========         =========

Future amortization expense as of December 31, 2008 was as follows:

Years ended December 31,
------------------------
         2009              $ 1,098
         2010                1,098
         2011                1,098
         2012                1,098
2013 and over               17,562
                           -------
Total                      $21,954
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

NOTE 7 - SETTLEMENT ON NOTES RECEIVABLE

In March 2007, the Company entered into a settlement agreement with a former employee who created indebtedness to the Company of $49,489 in 2001 to 2004 and had agreed to a Note Receivable (Receivable). The employee had been in default on payments on this Receivable, which was fully reserved in 2004. The agreement calls for the former employee to repay the Company $55,000 at a rate of $4,000 per month beginning in April 2007. The Company had collected $24,000 in 2007 and none in 2008. In May 2008, the Company received 1,000,000 shares of Preferred Stock of a publicly-traded company which was provided as a security in the agreement. The shares are classified as trading securities, of which the shares were reported in the balance sheet at fair value with realized and unrealized gains and losses included in current period operations. The fair market value at the time of collection was $900. An unrealized gain of $14,100 was recorded at December 31, 2008.

NOTE 8 - BORROWINGS

LONG-TERM DEBT

At December 31,                                                                             2008              2007
---------------------------------------------------------------------------------------------------------------------
 Installment note payable secured by computer equipment. Monthly payments total
 $81, including interest at 18.99%. The original note amount was $2,062. Matures
July 21, 2009.                                                                            $     783         $   1,298

 Reconstructed note payable to related party. Monthly interest payment only at 13%
 through January 31. 2008. Effective February 1, 2008, principal and interest
 payment based on a 36-month amortization. Matures August 1, 2009 (a)                       210,985           268,551

 Secured note payable to a customer. Monthly interest payment only at 10%. A
 balloon payment due on April 1, 2011. (b)                                                   150,000                --
                                                                                          ---------         ---------
                                                                                            361,768           269,849
 Less: Current Maturities                                                                  (211,768)          (72,019)
                                                                                          ---------         ---------
         Long-term debt                                                                   $ 150,000         $ 197,830
                                                                                          ---------         ---------

ACUNETX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - BORROWINGS (CONTINUED)

(a) On June 30, 2007, the Company entered into an Agreement for Extension and Amendment of a Note ("Agreement") with a related party. Under the Agreement, the Company's subsidiary, OrthoNetx, Inc. executed an Amended and Extended Promissory Note in favor of a related party, in the principal amount of $268,551. The new note replaces a promissory note issued by OrthoNetx, Inc. on January 30, 2005 in the original amount of $300,000. The new note bears interest at 13% per annum, and provides for payments of interest that commenced on August1, 2007. Payments of principal and interest commenced on February 1, 2008, based on a 36-month amortization schedule. All principal and interest is due on August 1, 2009. As of December 31, 2008, the Company was in arrear of two monthly payments, aggregated to $18,097. Under the Agreement, the Company entered into a Commercial Guaranty, under which it guaranteed payment of the note. Also, the related party entered into a termination of guaranty to release the former CEO from his guaranty of the original note.

(b) The Note provides that if, on the second anniversary of the date of the Note, AcuNetx has not set aside at least $100,000 for repayment of the Note upon maturity, the principal of S&S has the right to compel AcuNetx to conduct a private offering to raise the funds necessary to repay the Note. The Note also provides that if AcuNetx is unable to pay the balance at maturity, S&S is entitled to a penalty equal to 10% of the principal balance of the Note, payable monthly until fully paid. As of December 31, 2008, no fund was set aside.

The following is a schedule of the maturities of long-term debt:

Years ended December 31,
------------------------
2009                          $   211,768
2010                                   --
2011                              150,000
                               ----------
                              $   361,768
                              ===========

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

ACUNETX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 8 - BORROWINGS (CONTINUED)

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

Through September 2008, the Company had received $90,000 in proceeds from this offering and had deposited these funds in a restricted cash account. Under the terms of this offering, proceeds from the offering would have been available for use by the Company upon receipt of at least $300,000. In October 2008, VisioNetx decided to close the offering and returned $75,000 plus interest to two of the investors.

                                                                             December 31,      December 31
                                                                                2008              2007
                                                                              ---------         ---------
10% Series A Convertible Promissory Note, matures on December 31, 2010        $  25,000         $  25,000

8% Convertible Promissory Notes, matures commencing May 18, 2009                 15,000            75,000
                                                                              ---------         ---------
                                                                                 40,000           100,000
Less: Unamortized debt discount                                                  (3,124)           (6,124)
                                                                              ---------         ---------
Convertible debt, net                                                         $  36,876         $  93,876
                                                                              ---------         ---------

ACUNETX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - INCOME TAXES
Provision for income taxes consisted of a minimum state franchise tax of $800 for years ended December 31, 2008 and 2007. The provision for income taxes differs from the amount computed by applying the federal statutory rate to the income tax expense (benefit) at the effective rate is as follows:

For years ended December 31,                         2008            2007
                                                   ---------      ---------
Income tax expense (benefit) at statutory rate     $(241,607)     $(282,579)
State tax expense, net of federal benefit               (272)          (272)
Nondeductible deferred stock services                 45,238         94,842
NOL Carryforwards                                         --             --
Others                                                   818          1,879
Valuation Allowance                                  196,623        186,930
                                                   ---------      ---------
  Provision of income tax (benefit)                $     800      $     800
                                                   =========      =========


The components of the deferred net tax assets are as follows:

 At December 31,                        2008              2007
                                     -----------      -----------
Net Operating Loss Carryforwards     $ 3,019,283      $ 2,586,715
Property and equipment                    (1,130)            (824)
Accruals and reserves                  2,272,997        2,335,252
Other                                        239              547
Valuation Allowance                   (5,070,754)      (4,701,055)
                                     -----------      -----------
Net deferred tax assets              $   220,635      $   220,635
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

As of December 31, 2008, the Company has net operating loss carryforwards of approximately, $7,500,000 and $5,800,000 to reduce future federal and state taxable income, respectively. To the extent not utilized, the federal net operating loss carryforwards will begin to expire in fiscal 2009 and the state net operating loss carryforwards will begin to expire in fiscal 2012.

ACUNETX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 10 - STOCKHOLDERS' EQUITY

STOCK COMPENSATION

On July 17, 2008, the Compensation Committee approved the issuance of 1,000,000 shares of common stock to the interim Chief Executive Officer as a signing bonus. The shares are vested ratably over the remaining periods in 2008. The shares were valued at quoted market price on the grant date and are amortized over the vesting period. The stocks will be issued in 2009.

SALES OF COMMON STOCKS

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

SUBSIDIARY STOCK TRANSACTIONS

In 2007, VisioNetx agreed to issue 650,000 shares at a fair value of $0.10 per share to certain executives. The shares were not to be issued until the first equity financing was obtained. The aggregate amount of $65,000 was accrued and classified as an equity component. In December 2008, the VisioNetx's Board of Directors agreed to modify the terms and issued the shares; as a result, the aggregate fair value of these shares was reduced to $650. VisioNetx recorded a credit of $92,556, including the accrued payroll taxes of $28,206 against the compensation expense.

ACUNETX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

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

NOTE 11 - STOCKS OPTIONS AND WARRANTS

STOCK OPTIONS

On March 27, 2006, the Board of Directors approved and adopted the 2006 Stock Incentive Plan to provide for the issuance of incentive stock options and/or nonstatutory options to all employees and nonstatutory options to consultants and other service providers. Generally, all options granted to employees and consultants expire in three to ten years from the date of grant. All options have an exercise price equal to or higher than the fair market value of the Company's stock on the date the options were issued. It is the policy of the Company to issue new shares for stock option exercised and restricted stock, rather than issue treasury shares. Options generally vest immediately or over a three year period. The plan reserves 14 million shares of common stock under the Plan and shall be effective through December 31, 2015.

A summary of the status of stock options issued by the Company as of December 31, 2008 and 2007 is presented in the following table.


                                                             2008                                2007
                                               ----------------------------------- ---------------------------------
                                                                     Weighted                            Weighted
                                                    Number           Average               Number         Average
                                                      of             Exercise                of          Exercise
                                                    Shares            Price                Shares          Price
                                               ----------------------------------- ---------------------------------
Outstanding at beginning of year                  5,525,768            $0.15              7,309,102       $0.21
Granted                                           6,082,400            $0.05              2,425,000       $0.08
Expired/Cancelled                                (1,790,000)           $0.06             (4,208,334)      $0.21
Expired and Cancelled                                    --            $0.00                     --       $0.00
                                                 ----------                              ----------
Outstanding at end of period                      9,818,168            $0.11              5,525,768       $0.15
                                                 ==========                              ==========

Exercisable at end of year                        8,526,501            $0.12              2,525,768       $0.15
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

                                                        2008         2007
                                                   -----------  ------------
Weighted average fair value per option granted     $     0.05   $     0.07
Risk-free interest rate                                  3.25%        4.19%
Expected dividend yield                                  0.00%        0.00%
Expected lives                                           5.00         5.00
Expected volatility                                    130.19%      126.12%

ACUNETX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11 - STOCKS OPTIONS AND WARRANTS (CONTINUED)

As of December 31, 2008 there was $30,150 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 1.38 years.

For the years ended December 31, 2008 and 2007, the Company recognized pre-tax stock option compensation expense of $159,143 and $246,649, respectively.

The following table sets forth additional information about stock options outstanding at December 31, 2008:


STOCK WARRANTS

As of December 31, 2008 and 2007, the Company had 8,720,001 and 12,083,336 outstanding warrants, respectively. The warrants allow for the purchase of common stock at pricing ranging from $0.10 to $2.00 per share.

In December 2007, the Board approved to extend 3,333,340 warrants attached in lieu of stocks sold between 2005 and 2006 for one year to December 22, 2008 and reduced exercised price from $0.33 per share to $0.165 per share. The modification had no significant impact on the Company's net loss.

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

ACUNETX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11 - STOCKS OPTIONS AND WARRANTS (CONTINUED)

A summary of the status of stock options issued by VisioNetx as of December 31, 2008 is presented in the following table.


                                            2008                       2007
                                    --------------------------------------------------
                                                   Weighted                  Weighted
                                       Number      Average      Number        Average
                                         of        Exercise       of         Exercise
                                       Shares       Price       Shares         Price
                                    ------------------------   -----------------------
Outstanding at beginning of year      479,500      $   0.10           --     $   0.00
Granted                                96,000      $   0.10      479,500     $   0.10
Expired/Cancelled                    (150,000)     $   0.00           --     $   0.00
Expired and Cancelled                      --      $   0.00           --     $   0.00
                                     --------                   --------
Outstanding at end of period          425,500      $   0.10      479,500     $   0.10
                                    =========                   ========

Exercisable at end of period          311,970      $   0.10      157,278     $   0.10
                                   ==========                   ========


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

                                                      2008         2007
                                                   ----------   ----------
Weighted average fair value per option granted     $     0.04   $     0.05
Risk-free interest rate                                  3.45%        4.51%
Expected dividend yield                                  0.00%        0.00%
Expected lives                                           5.00         8.78
Expected volatility                                    134.64%      143.00%


As of December 31, 2008 there was $6,031 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of
1.75 years.

For the years ended December 31, 2008 and 2007, VisioNetx, Inc. recognized pre-tax stock option compensation expense of $8,259 and $6,999, respectively.

The following table sets forth additional information about stock options outstanding at December 31, 2008:

ACUNETX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12 - NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net income per share:

                                               For the Years Ended
                                                   December 31,
                                             2008              2007
                                         ------------      ------------
Numerator:
  Net loss                               $   (715,696)     $   (876,778)
                                         ------------      ------------
Denominator:
  Weighted average of common shares        65,387,583        63,703,365
                                         ------------      ------------

Net loss per share-basic and diluted     $      (0.01)     $      (0.01)


As a result of our net loss for the years ended December 31, 2008 and 2007, all common share equivalents would have been anti-dilutive and therefore, have been excluded from the diluted net loss per share calculation. The weighted average securities, consisting of stock options and warrants, that were either out of the money or anti-dilutive from our calculation of diluted net loss per share were approximately 15,663,870 and 17,534,104 for years ended December 31, 2008 and 2007, respectively.

NOTE 13 - MAJOR CUSTOMERS
During the years ended December 31, 2008 and 2007, major distributors accounted for $535,108 and $1,777,388 or 52% and 69% of IntelliNetx division revenues, respectively.

                                2008                    2007
                         ------------------     -----------------
National Distributor     $  278,877     27%     $  631,136    25%
SID Distributors            256,231     25%      1,146,252    44%
                         ----------     --      ----------    ---
                         $  535,108     52%     $1,777,388    69%


NOTE 14 - SEGMENT INFORMATION
The Company evaluates its reporting segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by SFAS No. 131. The Chief Executive Officer allocates resources to each segment based on their business prospects, competitive factors, net sales and operating results.

ACUNETX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 14 - SEGMENT INFORMATION (CONTINUED)

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

The Company does not track its assets by operating segments. Consequently, it is not practical to show assets by operating segments.

Summarized financial information of the Company's results by operating segment is as follows:


                                                   For years ended December 31,

                                                      2008               2007
                                                   -----------      -----------
Net Revenue to external customers:
  INX                                              $ 1,035,564      $ 2,556,890
  ONX                                                   18,766               --
  VNX                                                       --           17,755
                                                   -----------      -----------
Consolidated Net Revenue to external customers     $ 1,054,330      $ 2,574,645
                                                   ===========      ===========
Cost of Revenue:
  INX                                              $   327,971      $   610,234
  ONX                                                   42,280               --
  VNX                                                       --            3,783
                                                   -----------      -----------
Consolidated Cost of Revenue                       $   370,251      $   614,017
                                                   ===========      ===========
Gross Margin:
  INX                                              $   707,593      $ 1,946,656
  ONX                                                  (23,514)              --
  VNX                                                       --           13,972
                                                   -----------      -----------
Consolidated Gross Margin                          $   684,079      $ 1,960,628
                                                   ===========      ===========
Intercompany Segment Revenue:
  INX                                              $        --      $     6,000
  ONX                                                       --               --
  VNX                                                       --               --
                                                   -----------      -----------

Total Intercompany Segment Revenue                 $        --      $     6,000
                                                   ===========      ===========

ACUNETX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 14 - SEGMENT INFORMATION (CONTINUED)

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

                                                    For years ended December 31,
                                                         2008           2007
                                                     -----------    -----------
Total margin for reportable segments                 $   684,079    $ 1,960,628
Corporate and general and administrative expenses     (1,174,663)    (2,577,355)
Stock option expenses                                   (167,404)      (253,647)
Impairment of goodwill                                         0           (362)
Interest and Other Expense                               (70,599)       (54,633)
Interest and Other Income                                 17,978         27,477
                                                     -----------    -----------
Net loss before income taxes and minority interest   $  (710,609)   $  (897,892)
                                                     ===========    ===========


NOTE 15 - COMMITMENTS AND CONTINGENCIES
LEASE COMMITMENTS

The Company leases facilities and a copier under operating leases. As of December 31, 2008, the minimum annual operating lease payments were as follows:

Year Ended December 31,                 Amount
                                       --------

2009                                   $ 31,823
2010                                      7,817
2011                                        469
                                             --
                                       --------
                                       $ 40,109
                                       ========

Rent expense totaled $23,833 and $46,173 for 2008 and 2007, respectively. Certain lease agreements contain renewal options providing for an extension of the lease term at market rates. The monthly lease payment for the copier does not include additional maintenance, insurance and per copy charges.

During 2009, the Company replaced some of its insurance policies, and there may have been a temporary intervening lapse. Any exposure from this is considered extremely remote, with any theoretical liability negligible.

ACCOUNTS RECEIVABLE PURCHASE AND PURCHASE ORDER FINANCING SECURITY AGREEMENT

On December 12, 2008, the Company entered into an Accounts Receivable Purchase and Purchase Order Financing Security Agreement to factor its receivables. Pursuant to the agreement, the Company will receive up to 75% of the eligible gross receivables and 70% of related purchase orders submitted for financing. The fee is 3% for the first 35 days and an additional 1% for each 10 days thereafter. The agreement is collateralized by the receivables. The agreement lasts for three months and is renewable. As of December 31, 2008, the Company had not utilized the financing.

ACUNETX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 15 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

MARKETING AND DISTRIBUTION AGREEMENT

On May 25, 2006, the Company executed a Marketing and Distribution Agreement with a national distributor. The agreement restructures the Company's relationship with the national distributor into a nonexclusive one, so that the Company is in a position to manufacture and sell VNG products under its own brand names, as well as through the national distributor. The Agreement is for a period of eight years, provides for successive three year options, and supersedes and replaces the previous Manufacturing, Sales, Licensing, and Software Agreement and the Sales Incentive Agreement.

The Company also executed a Consulting Agreement with the owner of the national distributor whereby the owner will provide advisory and consulting services to the Company for the purposes of improving the Company's VNG products and other balance-related product lines. The agreement is for a period of three years, and renews for an additional one year term.

The Consulting Agreement requires payments of $100,000 per year payable in the Company's common stocks for eight consecutive years and cash payments of $45,000 per year for three consecutive years. During 2007, the Company setup an accrued liability in the amount of $100,000. As of December 31, 2008, the balance due to the distributor on this agreement aggregated to $316,250 ($200,000 in stocks and $116,250 in cash). The Company is currently negotiating the payments with the distributor

The minimum payments schedule under these agreements was as follows:

Year Ended December 31,              Amount
                                   ---------

2009                               $ 118,750
2010                                 100,000
2011                                 100,000
2012                                 100,000
2013                                 100,000
                                   ---------
                                   $ 518,750
                                   =========

NOTE 16 - RELATED PARTY TRANSACTIONS

FINANCIAL ADVISOR

In April 2007, the Company entered into a consulting agreement with a director of the Company, for the purpose of assisting the Company in strategic planning of relevant capital formation alternatives, market making alternatives and merger and acquisitions. Such contract provides for monthly consulting fees of $5,000 per month. During 2007, the Company paid the director $40,000 in fees related to this agreement. This relationship was discontinued during 2008, when the director assumed the role of CEO.

ACUNETX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 16 - RELATED PARTY TRANSACTIONS (CONTINUED)

LICENSING AGREEMENT
The Company has a licensing agreement with a former CEO of the Company for the licensing of a patent. The licensing agreement provides for contingent payments, to be determined at a later date, in the event the Company receives a benefit from the patent. As of December 31, 2008, the Company had no liability for payment of fees under this agreement.

INTELLECTUAL PROPERTY ASSIGNMENT

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

EMPLOYMENT AGREEMENTS

In July 2008, the Board approved an agreement with the Company's interim Chief Executive Officer (CEO) providing that the CEO will receive an annual salary of $150,000 and 1 million shares of the Company's common stock, to be issued in 2009. The stock is fully vested.

In September 2008, the Company entered into an employment agreement with the new Chief Financial Officer (CFO). The agreement provides for an annual salary of $90,000 and stock options to purchase 1 million shares of the Company's common stock, vesting over 2 years.

NOTE 17 - DEPARTURE AND ELECTION OF NEW CHIEF EXECUTIVE OFFICER
On July 14, 2008, Ronald A. Waldorf, President, Chief Executive Officer, and Acting Chief Financial Officer of the Company, resigned from those positions for personal and health reasons. At the time of his departure, the Company owed Ronald A. Waldorf an accrued salary of $16,668 and accrued vacation of $16,954. Mr. Waldorf agreed to receive $1,000 per month as back wages until the balance was paid in full.

Robert S. Corrigan, Chairman of the Board of Directors, was appointed as President and Acting Chief Executive Officer on an interim basis to replace Mr. Waldorf.

Mr. Waldorf remains a member of the Board of Directors.

On July 22, 2008, the Board appointed Alexander P. Limbert to serve as Chief Financial Officer of the Company. In September of 2008, Mr. Limbert, resigned from his position to pursue his public accounting practice. He was replaced on September 22, 2008 by Dennis G. Geselowitz.

On September 27, 2008, David Hunter resigned as CEO of VisioNetx, Inc. (VisioNetx). At the time of his departure, VisioNetx owed Mr. Hunter an accrued salary of 300,000 shares, which was subsequently issued in December 2008.

ACUNETX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 18 - GUARANTEES AND PRODUCT WARRANTIES

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2008.

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

The following table presents the changes in the Company's warranty reserve in the fiscal years ended December 31, 2008 and 2007:

For years ended December 31,        2008           2007
                                  --------      --------
Beginning balance                 $ 11,339      $  7,200
Provision for warranty              (8,294)        5,939
Utilization of reserve                  --        (1,800)
                                  --------      --------
Ending balance                    $  3,045      $ 11,339
                                  ========      ========