Form 10-Q
period 2009-03-31
AcuNetx, Inc.
filed 2009-05-20
CIK 1097575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-Q

(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2009

                           Commission File No. 0-27857

                                  ACUNETX, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

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

                                  310-328-0477
                                  ------------
              (Registrant's telephone number, including area code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [ ]    No [X]

As of March 31, 2009, the issuer had 65,429,309 shares of common stock outstanding.

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

      Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below "Management's Discussion and Analysis and Financial Condition and Results of Operations," as well as those discussed elsewhere in this Report, and the risks discussed in our most recently filed Annual Report on Form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors that may affect our business.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


ACUNETX, INC.
CONSOLIDATED BALANCE SHEETS

                                                                      March 31, 2009    December 31, 2008
ASSETS                                                                 (Unaudited)          (Audited)
---------------------------------------------------------------------------------------------------------
Current Assets
  Cash                                                                $      1,849       $     12,715
  Restricted Cash                                                           15,667             15,636
  Accounts receivable, net                                                 113,866             79,167
  Inventory                                                                 93,735             99,020
  Prepaid expenses and other current assets                                 34,202             51,816
                                                                      -------------------------------
    Total Current Assets                                                   259,319            258,354

Property and equipment, net                                                  8,480             10,355
Goodwill                                                                        --                 --
Other intangible assets                                                    114,722            114,996
Deferred tax assets                                                        220,635            220,635
Other investments                                                           15,000             15,000
Other assets                                                                 2,020              2,020
                                                                      -------------------------------

TOTAL ASSETS                                                          $    620,176       $    621,360
                                                                      ===============================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Accounts payable                                                    $    440,411       $    429,766
  Accrued liabilities                                                      979,821            909,508
  Notes payable to related parties                                              --                 --
  Current portion of long-term debt                                        205,003            211,768
                                                                      -------------------------------
    Total Current Liabilities                                            1,625,235          1,551,042

Convertible debt, net of debt discount of $2,374 and $3,124
  for 2009 and 2008, respectively                                           37,626             36,876

Long-Term Debt                                                             150,000            150,000
                                                                      -------------------------------

Total Liabilities                                                        1,812,861          1,737,918
                                                                      -------------------------------

Stockholders' Deficit
  Common stock, $0.001 par value; 100,000,000 shares authorized;
    65,429,309 shares issued and outstanding                                65,429             65,429
  Common stock to be issued                                                     --                 --
  Paid-in capital                                                       11,293,013         11,288,208
  Accumulated deficit                                                  (12,534,810)       (12,457,279)
                                                                      -------------------------------
    Total AcuNetx Inc. Stockholders' Deficit                            (1,176,368)        (1,103,642)
Noncontrolling deficit in subsidiary                                       (16,317)           (12,916)
                                                                      -------------------------------
    Total Stockholders' Deficit                                         (1,192,685)        (1,116,558)
                                                                      -------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $    620,176       $    621,360
                                                                      ===============================

See notes to interim unaudited consolidated financial statements



ACUNETX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                          For the three months ended
                                                                   March 31,
                                                            2009               2008
                                                        -------------------------------
Sales - Products                                        $    292,118       $    219,588

Cost of sales - products                                      74,532            130,062
                                                        -------------------------------

Gross profit                                                 217,586             89,526
                                                        -------------------------------

Operating Expenses:
  Selling, general and administrative expenses               263,776            328,998
  Stock option expense                                         7,973            147,530
                                                        -------------------------------
Total Operating Expenses                                     271,749            476,528
                                                        -------------------------------

Operating loss                                               (54,163)          (387,002)
                                                        -------------------------------

Other income(expense)
  Interest and other income                                       31              1,338
  Interest and other expenses                                (29,168)           (20,798)
                                                        -------------------------------
    Total other income (expenses)                            (29,137)           (19,460)
                                                        -------------------------------

Net loss before income taxes and minority interest           (83,300)          (406,462)

Provision for income taxes                                       800                800
                                                        -------------------------------

Net loss before noncontrolling interest                      (84,100)          (407,262)

Noncontrolling interest in losses of subsidiary               (6,569)            (1,823)
                                                        -------------------------------

Net loss                                                $    (77,531)      $   (405,439)
                                                        ===============================

Net Loss per share-Basic and Diluted                    $      (0.00)      $      (0.01)
                                                        ===============================

Weighted average number of common shares                  65,429,309         65,286,213


See notes to interim unaudited consolidated financial statements


ACUNETX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


FOR THREE MONTHS ENDED MARCH 31,                                                     2009            2008
-------------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                                         $ (77,531)      $(405,439)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Noncontrolling interest in loss of subsidiary                                     (6,569)         (1,823)
    Depreciation and amortization                                                      2,149           2,151
    Issuance of stock and stock equity awards for services                             7,973         147,530
    Provision for bad debt                                                             7,000             483
    Amortization of debt discount                                                        750             750
    (Increase) Decrease in:
     Accounts receivable                                                             (41,699)          9,034
     Inventory                                                                         5,285          57,318
     Prepaid and other assets                                                         17,614          37,460
    Increase (Decrease) in:
     Accounts payable and accrued expenses                                            80,958          12,543
                                                                                   -------------------------
Net cash used in operating activities                                                 (4,070)       (139,993)
                                                                                   -------------------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Increase in restricted cash                                                            (31)        (15,820)
  Capitalized intellectual property                                                       (0)           (406)
                                                                                   -------------------------
Net cash used in investing activities                                                    (31)        (16,226)
                                                                                   -------------------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net proceeds from sales of common stock                                                 --          15,050
  Net proceeds from convertible debt                                                      --          15,000
  Repayments on notes payable                                                         (6,765)        (12,506)
                                                                                   -------------------------
Net cash provided by (used in) financing activities                                   (6,765)         17,544
                                                                                   -------------------------

NET DECREASE IN CASH                                                                 (10,866)       (138,675)

CASH BALANCE AT BEGINNING OF PERIOD                                                   12,715         205,162
                                                                                   -------------------------

CASH BALANCE AT END OF PERIOD                                                      $   1,849       $  66,487
                                                                                   =========================

Supplemental Disclosures of Cash Flow Information:
  Taxes Paid                                                                       $       0       $       0
  Interest paid                                                                    $   4,784       $   8,746

Schedule of Noncash Investing and Financing Activities:
  Issuance of stock options for accrued expenses                                   $       0       $   1,036



See notes to interim unaudited consolidated financial statements

ACUNETX, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND GOING CONCERN

Nature of Business
------------------

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

Our products include the following:

o Neurological diagnostic equipment that measures, tracks and records human eye movements, utilizing our proprietary technology and computer software, as a method to diagnose problems of the vestibular (balance)system and other balance disorders.

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

Going Concern
-------------

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred net losses of $77,531 and $405,439 for the three months ended March 31, 2009 and 2008, respectively. The Company had a working capital deficit of $74,193 and an accumulated deficit of $12,534,810 as of March 31, 2009. In the near term, the Company expects the operating cash flows will not be sufficient to cover all debt and payables although it expects its sales to grow and will be able to cover current operating costs and to reduce the working capital deficit.

ACUNETX, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - NATURE OF BUSINESS AND GOING CONCERN (CONTINUED)

Management's plans include raising operating capital to take advantage of its IntelliNetx and HawkEye commercial opportunities. The company is seeking a maximum of $500,000 in a private placement of securities, the terms of which have not been finalized. This will enable the Company to focus its efforts on selling its neurological diagnostic products that has historically been its primary business and to increase the marketing and sales efforts for its HawkEye law enforcement product.

The ability of the Company to continue as a going concern is dependent on its ability to meet its financing requirements and the success of its future operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRESENTATION OF INTERIM INFORMATION: The financial information at March 31, 2009 and for the three months ended March 31, 2009 and 2008 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

The consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three months ended March 31, 2009 may not be indicative of results for the year ending December 31, 2009 or any future periods.

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

ACUNETX, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

OTHER INTANGIBLE ASSETS: Other intangible assets consist primarily of intellectual property and trademarks. The Company capitalizes intellectual property costs as incurred, excluding costs associated with Company personnel, relating to patenting its technology. The majority of capitalized costs represent legal fees related to a patent application. If the Company elects to stop pursuing a particular patent application or determines that a patent application is not likely to be awarded or elects to discontinue payment of required maintenance fees for a particular patent, the Company, at that time, records as expense the capitalized amount of such patent application or patent. Awarded patents will be amortized over the shorter of the economic or legal life of the patent. Trademarks are not amortized, but rather are tested for impairment at least annually. There was no impairment of other intangible assets for the three months ended March 31, 2009 and 2008.

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

STOCK-BASED COMPENSATION: The Company has adopted the fair value recognition provisions of FASB Statement No.123(R), "SHARE-BASED PAYMENT" (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2007 based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). For the three months ended March 31, 2009 and 2008, the Company recognized pre-tax stock option compensation expense of $7,973 and $147,530, respectively.

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

                             Fair Value Measurements as of March 31, 2009
                          -----------------------------------------------------
                              Total       Level 1     Level 2      Level 3
                              -----       -------     -------      -------
Marketable securities
   Trading                   $15,000      $15,000        $0          $0
                             =======      =======        ==          ==

The adoption of SFAS 157 did not have a material effect on the Company's financial position or results of operations.

NEW ACCOUNTING PRONOUNCEMENTS: On January 1, 2009, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 160, "NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT TO ARB NO. 51." SFAS No. 160 changed the Company's classification and reporting for its noncontrolling interests in its variable interest entity to a component of stockholders' equity and other changes to the format of its financial statements. Except for these changes in classification, the adoption of SFAS No. 160 did not have a material impact on the Company's financial condition or results of operations.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, "INTERIM DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS." This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures will be required beginning with the quarter ending June 30, 2009. The company is currently evaluation the requirements of these additional disclosures.

ACUNETX, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3 - BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

ACCOUNTS RECEIVABLE, NET                     MARCH 31, 2009   DECEMBER 31, 2008
------------------------                     --------------   ------------------

Accounts Receivable                            $ 126,030          $  84,331
Allowance for Bad Debt                           (12,164)            (5,164)
                                               ---------          ---------
  Total Accounts Receivable, Net               $ 113,866          $  79,167
                                               =========          =========

INVENTORY
---------
Finished Goods                                 $  46,376          $  46,316
Demo units                                        67,409             72,754
Allowance for loss in inventory                  (20,050)           (20,050)
                                               ---------          ---------
  Total Inventory                              $  93,735          $  99,020
                                               =========          =========

PREPAID EXPENSES AND OTHER CURRENT ASSETS
-----------------------------------------
Prepaid Insurance                              $  10,427          $   4,042
Prepaid rent and deposit                              --                 --
Employee Advance                                   7,058              6,058
Other Prepaid Expenses                            16,717             41,716
                                               ---------          ---------
  Total Prepaids and Others                    $  34,202          $  51,816
                                               =========          =========

PROPERTY AND EQUIPMENT, NET
---------------------------
Furniture and Fixtures                         $   9,531          $   9,531
Equipment                                         40,530             40,530
Software                                           5,757              5,757
                                               ---------          ---------
                                                  55,818             55,818
Accumulated Depreciation                         (47,338)           (45,463)
                                               ---------          ---------
  Total Property and Equipment, Net            $   8,480          $  10,355
                                               =========          =========

ACCRUED LIABILITIES
-------------------
Warranty reserve                               $   3,741          $   3,045
Accrued payroll and related taxes                130,123             67,081
Accrued consulting fees                          271,192            259,692
Commissions payable                                2,508              7,596
Deferred Revenues                                     --             14,016
Accrued vacation                                  60,849             58,502
Accrued professional fees                        158,637            171,136
Related party payable                                (10)               (10)
Other accrued liabilities                        352,782            328,450
                                               ---------          ---------
  Total Accrued Liabilities                    $ 979,821          $ 909,508
                                               =========          =========

ACUNETX, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 4 - OTHER INTANGIBLE ASSET

The Company's intangible assets consisted of the following at March 31, 2009 and December 31, 2008:

                                        March 31,                December 31,
                                          2009                      2008
                                      ---------------------------------------
  Pending Intellectual Property         $  94,140                 $  94,140
  Awarded patents                          21,954                    21,954
  Accumulated amortization                 (1,372)                   (1,098)
                                        ---------                 ---------
   Other Intangible Assets, Net         $ 114,722                 $ 114,996
                                        =========                 =========

Amortization of intangibles was $275 for each of the three-month period ended March 31, 2009 and 2008.

Based on the carrying amount of the intangibles as of March 31, 2009, and assuming no impairment of the underlying assets, the estimated future amortization is as follows:


 Years ended December 31,
-------------------------
2009 (From April 1, 2009)                    $     823
2010                                             1,098
2011                                             1,098
2012                                             1,098
2013 and over                                   16,465
                                       ----------------
Total                                        $  20,582
                                       ================


NOTE 5 - OTHER INVESTMENT

The Company's other investment consisted of 1,000,000 shares of preferred stock in a public-traded company with carrying values of $15,000 and $15,000 as of March 31, 2009 and December 31, 2008, respectively. The shares are classified as trading securities, of which the shares were reported in the balance sheet at fair value with realized and unrealized gains and losses included in current period operations. As of March 31, 2009, there was no gross unrealized gain or loss for these securities. An unrealized gain of $14,100 was recorded at December 31, 2008.

ACUNETX, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 6 - BORROWINGS

Long-Term Debt
--------------

                                                                        March 31,   December 31,
                                                                          2009         2008
-------------------------------------------------------------------------------------------------
Installment note payable secured by computer equipment. Monthly payments total $81, including interest at 18.99%. The original note
amount was $2,062. Matures July 21, 2009.                              $     783     $     783

Reconstructed note payable to related party. Monthly interest payment only at 13% through January 31. 2008. Effective February 1, 2008, principal and interest payment based on a 36-month amortization.
Matures August 1, 2009 (a)                                               204,220       210,985

Secured note payable to a customer. Monthly interest payment only at
10%. A balloon payment due on April 1, 2011. (b)                         150,000       150,000

-------------------------------------------------------------------------------------------------
                                                                         355,003       361,768
 Less: Current Maturities                                               (205,003)     (211,768)
-------------------------------------------------------------------------------------------------
         Long-term debt                                                $ 150,000     $ 150,000
-------------------------------------------------------------------------------------------------

(a)   On June 30, 2007, the Company entered into an Agreement for Extension and
      Amendment of a Note ("Agreement") with a related party. Under the Agreement, the Company's subsidiary, OrthoNetx, Inc. executed an Amended and Extended Promissory Note in favor of a related party, in the principal amount of $268,551. The new note replaces a promissory note issued by OrthoNetx, Inc. on January 30, 2005 in the original amount of $300,000.
      The new note bears interest at 13% per annum, and provides for payments of interest that commenced on August1, 2007. Payments of principal and interest commenced on February 1, 2008, based on a 36-month amortization schedule. All principal and interest is due on August 1, 2009. As of March
      31, 2009, the Company was in arrear of four monthly payments, aggregated to $36,194. Under the Agreement, the Company entered into a Commercial
      Guaranty, under which it guaranteed payment of the note. Also, the related party entered into a termination of guaranty to release the former CEO from his guaranty of the original note.

(b) The Note provides that if, on the second anniversary of the date of the Note, AcuNetx has not set aside at least $100,000 for repayment of the Note upon maturity, the principal of S&S has the right to compel AcuNetx to conduct a private offering to raise the funds necessary to repay the Note. The Note also provides that if AcuNetx is unable to pay the balance at maturity, S&S is entitled to a penalty equal to 10% of the principal balance of the Note, payable monthly until fully paid. As of March 31, 2009, no fund was set aside.


ACUNETX, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 6 - BORROWINGS (CONTINUED)

Convertible Debt, net
---------------------

                                                                          March 31,        December 31,
                                                                            2009               2008
                                                                         ------------------------------
10% Series A Convertible Promissory Note, matures on December 31, 2010    $ 25,000           $ 25,000

8% Convertible Promissory Notes, matures commencing May 18, 2009            15,000             15,000
------------------------------------------------------------------------------------------------------
                                                                            40,000             40,000
Less: Unamortized debt discount                                             (2,374)            (3,124)
------------------------------------------------------------------------------------------------------
Convertible debt, net                                                     $ 37,626           $ 36,876
------------------------------------------------------------------------------------------------------

NOTE 7 - INCOME TAXE

Provision for income taxes consisted of a minimum state franchise tax of $800 for three months ended March 31, 2009 and 2008.

The Company had removed the valuation allowance on December 31, 2003 because it believed it was more likely than not that all deferred tax assets would be realized in the foreseeable future and would be reflected as a credit to operations. However, as of December 31, 2005, the Company's ability to utilize its federal net operating loss carryforwards was uncertain due to the merger with OrthoNetx, which had net operating loss carryforwards of approximately $1.7 million. Thus a valuation reserve was provided against the Company's net deferred tax assets.

As of December 31, 2008, the Company has net operating loss carryforwards of approximately $7,500,000 and $5,800,000 to reduce future federal and state taxable income, respectively. To the extent not utilized, the federal net operating loss carryforwards will begin to expire in fiscal 2009 and the state net operating loss carryforwards will begin to expire in fiscal 2012.

NOTE 8 - STOCK OPTIONS

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

ACUNETX, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 8 - STOCK OPTIONS (CONTINUED)

A summary of the status of stock options issued by the Company as of March 31, 2009 and 2008 is presented in the following table.

                                                2009                                2008
                                     ---------------------------------------------------------------
                                                        Weighted                            Weighted
                                        Number           Average            Number          Average
                                          of             Exercise             of            Exercise
                                        Shares            Price             Shares           Price
                                     ---------------------------------------------------------------
Outstanding at beginning of year       9,818,168          $0.11             5,525,768        $0.15
Granted                                        -          $0.00             3,830,000        $0.07
Expired/Cancelled                        (65,000)         $0.22                     -        $0.00
                                     ------------                       --------------
Outstanding at end of period           9,753,168          $0.10             9,355,768        $0.12
                                     ============                       ==============

Exercisable at end of period           8,461,501          $0.12             7,855,768        $0.12
                                     ============                       ==============

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

                                                            2009               2008
                                                       -------------------------------
Weighted average fair value per option granted               N/A                $0.06
Risk-free interest rate                                      N/A                3.28%
Expected dividend yield                                      N/A                0.00%
Expected lives                                               N/A                 5.00
Expected volatility                                          N/A              134.64%


As of March 31, 2009 there was $23,137 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 15 months.

The following table sets forth additional information about stock options outstanding at March 31, 2009:

                                            Weighted
                                            Average            Weighted
  Range of                                 Remaining            Average
  Exercise              Options           Contractual          Exercise         Options
   Prices             Outstanding            Life               Price         Exercisable
-----------------------------------------------------------------------------------------
 $0.01-$0.30           9,753,168          3.26 years         $    0.10         8,461,501


ACUNETX, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 8 - STOCK OPTIONS (CONTINUED)

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

A summary of the status of stock options issued by VisioNetx as of March 31, 2009 and 2008 is presented in the following table.

                                                   2009                                  2008
                                      ---------------------------------------------------------------------
                                                            Weighted                           Weighted
                                           Number           Average              Number         Average
                                             of             Exercise               of          Exercise
                                           Shares            Price               Shares          Price
                                      ---------------------------------------------------------------------
Outstanding at beginning of year             425,500            $0.10             479,500         $0.10
Granted                                            -            $0.00              96,000         $0.10
                                      ---------------                    -----------------
Outstanding at end of period                 425,500            $0.10             575,500         $0.10
                                      ===============                    =================

Exercisable at end of period                 329,678            $0.10             229,486         $0.10
                                      ===============                    =================


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

                                                            2009                  2008
                                                       ----------------------------------
Weighted average fair value per option granted               N/A                   $0.04
Risk-free interest rate                                      N/A                   3.45%
Expected dividend yield                                      N/A                   0.00%
Expected lives                                               N/A                    5.00
Expected volatility                                          N/A                 134.64%


As of March 31, 2009 there was $5,167 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of
1.5 years.

The following table sets forth additional information about stock options outstanding at March 31, 2009:

                                              Weighted
                                               Average              Weighted
        Range of                              Remaining              Average
        Exercise          Options            Contractual            Exercise         Options
         Prices         Outstanding             Life                  Price        Exercisable
----------------------------------------------------------------------------------------------
 $      0.10              425,500             6.05 years          $    0.10          329,678

ACUNETX, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

                                                 For the Three Months Ended
                                                         March 31,
                                                  2009               2008
-----------------------------------------------------------------------------
Numerator:
  Net loss                                  $    (77,531)       $   (405,439)
-----------------------------------------------------------------------------
Denominator:
  Weighted average of common shares           65,429,309          65,286,213
-----------------------------------------------------------------------------

Net loss per share-basic and diluted        $      (0.00)       $      (0.01)


As a result of our net loss for the three months ended March 31, 2009 and 2008, all common share equivalents would have been anti-dilutive and therefore, have been excluded from the diluted net loss per share calculation. The weighted average securities, consisting of stock options and warrants, that were either out of the money or anti-dilutive from our calculation of diluted net loss per share were approximately 17,973,169 and 10,058,956 for three months ended March 31, 2009 and 2008, respectively.

NOTE 10 - MAJOR CUSTOMERS

During the three months ended March 31, 2009 and 2008, major distributors accounted for $153,103 and $82,500 or 49% and 42% of IntelliNetx division revenues, respectively.

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


NOTE 11 - SEGMENT INFORMATION (CONTINUED)

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

Summarized financial information of the Company's results by operating segment is as follows:

                                                       For three months ended
                                                              March 31,
                                                       2009              2008
--------------------------------------------------------------------------------
Net Revenue to external customers:
  INX                                                $292,118          $200,822
  ONX                                                       -            18,766
  VNX                                                       -                 -
                                               ---------------------------------
Consolidated Net Revenue to external customers       $292,118          $219,588
--------------------------------------------------------------------------------
Cost of Revenue:
  INX                                                $ 74,532          $ 90,750
  ONX                                                       -            39,312
  VNX                                                       -                 -
                                               ---------------------------------
Consolidated Cost of Revenue                         $ 74,532          $130,062
--------------------------------------------------------------------------------
Gross Margin:
  INX                                                $217,586          $110,072
  ONX                                                       -           (20,546)
  VNX                                                       -                 -
                                               ---------------------------------
Consolidated Gross Margin                            $217,586          $ 89,526
--------------------------------------------------------------------------------


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

                                                          For three months ended
                                                                 March 31,
                                                             2009        2008
--------------------------------------------------------------------------------
Total margin for reportable segments                      $ 217,586   $  89,526
Corporate and general and administrative expenses          (263,776)   (328,998)
Stock option expenses                                        (7,973)   (147,530)
Interest and Other Expense                                  (29,168)    (20,798)
Interest and Other Income                                        31       1,338
                                                          ----------------------
Net loss before income taxes and noncontrolling interest  $ (83,300)  $(406,462)
                                                          ======================

ACUNETX, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 12 - GUARANTEES AND PRODUCT WARRANTIES

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of March 31, 2009.

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

The following table presents the changes in the Company's warranty reserve during the first three months of 2009 and 2008:

For three months ended March 31,          2009              2008
--------------------------------      ------------      -------------
Beginning balance                      $    3,045        $   11,339
Provision for warranty                        696            (6,001)
Utilization of reserve                          -                 -
                                      ------------      -------------
Ending balance                         $    3,741        $    5,338
                                      ============      =============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


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

AcuNetx has invested substantial funds in the last several years developing and validating its products. The Company is producing and marketing the Infrared/Video VNG System, both as a branded product for a distributor and under the IntelliNetx brand through independent distributors nationwide and internationally. In the first quarter of 2009, the VNG line of products accounted for 96.1% of the Company's revenue. The balance of the revenue came from HawkEye sales and other R&D projects. While the current products are being sold into a relatively mature market, recent research has indicated that additional markets may be suitable for the Company's lines, and the company will continue to explore those opportunities with the its distributors and partners.

Ongoing initiatives are important to our future success. In 2009, we have made several important changes to realign our resources.

We have accelerated marketing and sales of the HawkEye(TM) eye observation and recording system, and this should allow AcuNetx management to address this market and generate revenues from the product. We believe that we have sold to approximately half of the current, limited market for non-portable devices, and that our planned minor technological advancements to the Hawkeye line, rendering the devices fully portable, will open up to us a multi-billion dollar market in which we currently have established penetration.

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

RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

The first quarter of 2009 represents the combined results of AcuNetx, Inc. and its subsidiaries, OrthoNetx Inc. and VisioNetx Inc.

Revenues during the first quarter of 2009 totaled $292,118, compared to $219,588 for the corresponding period in 2008. System unit shipments dropped to 21 units, including 19 Video-Nystagmography (VNG) systems and 2 Hawkeye Field sobriety testers, in the first quarter from 32 units in the prior year. The average sales price per system sold, however, accounted for the improved sales and profit margins. Gross profit, as a percentage of sales, increased 33% from the previous first quarter, to 74% in the first quarter of 2009.

Total operating expenses decreased from $476,528 in the first quarter of 2008, to $271,749 in the first quarter of 2009. Lean cost management reduced our operating loss to a near-breakeven $54,163 for the current period, compared to an operating loss of $387,002 for the same period in the previous year.

The Company focused on two major issues during the first quarter of 2009, trimming expenses and increasing the productivity of sales representatives. Initial success in both of these tasks has begun to result in significant increases in operating efficiency. The Company's financial resources were directed to bolster the marketing and sales activities of its revenue producing IntelliNetx division. To that end, the Company has both added an internal sales force, and continued to add manufacturer's representatives as commission-based sellers. Other global opportunities are being evaluated for distribution, as are value-added products and services to supplement the IntelliNetx product line.

With regard to the subsidiary, VisioNetx, Inc., the Company is actively seeking a Chief Executive Officer capable of operating this complex business and an individual who has the ability to attract capital to finance what we believe to be a significant opportunity.

In relation to the wholly-owned subsidiary, OrthoNetx, Inc., the company continues its discussions with interested parties to secure either a distribution partner or other business relationship.

The Company is distributing VNG products under the IntelliNetx brand through a number of new channels, including its new in-house sales force commencing operations. These sales should result in an improvement to the bottom line as the company has negotiated a more favorable commission structure with these channels. The company is working with all of its marketing channels to formulate a consistent message to highlight its product and company strengths.

LIQUIDITY AND CAPITAL RESOURCES


Cash and cash equivalents as of March 31, 2009 will not allow for payment of all outstanding invoices until additional financing is completed. The Company has renegotiated its loan from the founder of OrthoNetx to benefit both the Company and the note holder.

The Company recognizes that the current liquidity situation raises the question of being able to continue as a going concern. It is addressing this issue in two ways:

First, the various divisions, including IntelliNetx, and the subsidiary VisioNetx, Inc. are seeking additional funding in the second quarter, which will allow the continuation of operations through the full implementation of the SafetyScan product.

Second, the Company has begun to demonstrate success in restructuring expense and overhead parameters in a manner that will allow it to continue to manufacture and sell its current product lines while paying current liabilities over time.

Inventory on March 31, 2009 was $93,735, compared to $146,961 on March 31, 2008. Purchasing for all VNG products has been adjusted to a level consistent with current sales volumes. OrthoNetx bone distraction product inventories, both the GenerOs CF and GenerOs SB, continue to be reduced, but still offset the management improvements in VNG inventory levels. Accounts receivable as of March 31, 2009 were $113,866, as opposed to $35,517 at the same time in 2008, explaining the reduced cash balance.

Accounts payable as of March 31 2009 were $440,411, compared to $377,973 as of March 31, 2008. The change is primarily due to significant increases in 2008 in selling, general and administrative expense and an extending of payments due to liquidity issues, both discussed above. OrthoNetx had previously acquired a private firm, and has been carrying accounts payable at full value until a settlement is resolved.

Sales prospects for the balance of 2009 are on target to exceed last year's amount, both in units sold and dollar volume, as we supplement all distribution channels, domestically and internationally for the IntelliNetx medical products. With a focus on federal government opportunities, management confidence in its revenue projections increases. AcuNetx should benefit from the success of VisioNetx if a liquidity event occurs (such as a public offering or acquisition), because AcuNetx, as the manufacturer, would see increasing revenues from these activities. The company began exploring the possible sale of the OrthoNetx division and its products for bone distraction as a method to raise additional funds. To date, no substantial interest has been shown, but exploratory talks with other candidates will continue. AcuNetx is seeking to raise a minimal amount of additional capital (approximately $500,000) to support its IntelliNetx marketing and sales efforts as well as to decrease pressure on its cash flow for forward-looking obligations. An active fund raising effort is also in place to secure funding for its subsidiary, VisioNetx, Inc.

ITEM 3. CONTROLS AND PROCEDURES.

      At the end of the period covered by this Form 10-Q, the Company's management, including its Chief Executive and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Chief Executive and Acting Chief Financial Officer determined that such controls and procedures are effective to ensure that information relating to the Company required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

      NONE


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      NONE


ITEM 5.  OTHER INFORMATION

      NONE


ITEM 6.  EXHIBITS

Exhibit
Number    Description
------    -----------

31.1 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1 Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

-------------------
* Filed herewith.

                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 20, 2009              By: /s/ Robert S. Corrigan
                                    -------------------------------------------
                                    Robert S. Corrigan, Chief Executive Officer