Form 10-Q
period 2009-06-30
AcuNetx, Inc.
filed 2009-08-19
CIK 1097575

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

  ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended      June 30, 2009
                                           ---------------------

  (   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission File number 0-27857


                                  ACUNETX INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            NEVADA                                          88-0249812
-------------------------------                    -----------------------------
(State or other jurisdiction of                    (IRS Employer Identification
incorporation or organization)                             No.)


                 2301 W. 205TH STREET, #102, TORRANCE, CA 90501
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                  310-328-0477
       -----------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Large accelerated filer            [   ]

Accelerated filer                  [   ]

Non-accelerated filer              [   ]   (Do not check if a smaller reporting
                                            company)
Smaller reporting company          [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value

(Class)

65,429,309 shares

(Outstanding as at August 12, 2009)

AcuNetx Inc.

TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
       Consolidated Balance Sheet (unaudited)
       Consolidated Statement of Operations (unaudited)
       Consolidated Statement of Cash Flows (unaudited)
       Statement of Shareholders' Deficiency (unaudited)
       Notes to Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.  CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS

SIGNATURES

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

Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in "Management's Discussion and Analysis of Financial Condition and Results Of Operations," as well as those discussed elsewhere in this Report, and the risks discussed in our most recently filed Annual Report on Form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors that may affect our business.


PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


ACUNETX, INC.
CONSOLIDATED BALANCE SHEETS

                                                                       June 30, 2009 December 31, 2008
ASSETS                                                                  (Unaudited)     (Audited)
------------------------------------------------------------------------------------------------------
Current Assets
  Cash                                                                 $      4,707    $     12,715
  Restricted Cash                                                               420          15,636
  Accounts receivable, net                                                   20,161          79,167
  Inventory                                                                 100,529          99,020
  Prepaid expenses and other current assets                                  17,881          51,816
                                                                       -----------------------------
    Total Current Assets                                                    143,698         258,354

Property and equipment, net                                                   6,603          10,355
Other intangible assets                                                     114,447         114,996
Deferred tax assets                                                         220,635         220,635
Other investments                                                            15,000          15,000
Other assets                                                                  2,020           2,020
                                                                       -----------------------------

TOTAL ASSETS                                                           $    502,403    $    621,360
                                                                       =============================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Accounts payable                                                     $    462,048    $    429,766
  Accrued liabilities                                                       845,097         909,508
  Current portion of long-term debt                                         205,003         211,768
                                                                       -----------------------------
    Total Current Liabilities                                             1,512,148       1,551,042

Convertible debt, net of debt discount of $1,624 and $3,124 for 2009
and 2008, respectively                                                       23,376          36,876

Long-Term Debt                                                              150,000         150,000
                                                                       -----------------------------

Total Liabilities                                                         1,685,524       1,737,918
                                                                       -----------------------------

Stockholders' Deficit
  Common stock, $0.001 par value; 100,000,000 shares authorized;
    65,429,309 shares issued and outstanding                                 65,429          65,429
  Paid-in capital                                                        11,336,933      11,288,208
  Accumulated deficit                                                   (12,563,239)    (12,457,279)
                                                                       -----------------------------
    Total AcuNetx Inc. Stockholders' Deficit                             (1,160,877)     (1,103,642)
Noncontrolling deficit in subsidiary                                        (22,244)        (12,916)
                                                                       -----------------------------
    Total Stockholders' Deficit                                          (1,183,121)     (1,116,558)
                                                                       -----------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $    502,403    $    621,360
                                                                       =============================

SEE NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




ACUNETX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008


                                                       For the three months ended      For the six months ended
                                                                 June 30,                       June 30,
                                                          2009            2008            2009            2008
                                                     ------------------------------  ------------------------------
Sales - Products                                     $    208,174    $    285,463    $    500,292    $    505,051

Cost of sales - products                                   58,946          59,822         133,478         189,884
                                                     ------------------------------  ------------------------------

Gross profit                                              149,228         225,642         366,814         315,168
                                                     ------------------------------  ------------------------------

Operating Expenses:
  Selling, general and administrative expenses            356,757         336,817         620,533         666,562
  Stock option expense                                      6,394          (3,787)         14,367         142,996
                                                     ------------------------------  ------------------------------
Total Operating Expenses                                  363,151         333,030         634,900         809,558
                                                     ------------------------------  ------------------------------

Operating loss                                           (213,923)       (107,388)       (268,086)       (494,390)
                                                     ------------------------------  ------------------------------

Other income(expenses)
  Interest and other income                               193,298           1,620         193,329           2,958
  Interest and other expenses                             (13,956)        (26,165)        (43,124)        (46,963)
                                                     ------------------------------  ------------------------------
    Total other income (expenses)                         179,342         (24,545)        150,205         (44,005)
                                                     ------------------------------  ------------------------------

Net loss before income taxes and minority interest        (34,581)       (131,933)       (117,881)       (538,395)

Provision for income taxes                                      0              --             800             800
                                                     ------------------------------  ------------------------------

Net loss before noncontrolling interest                   (34,581)       (131,933)       (118,681)       (539,195)

Noncontrolling interest in losses of subsidiary            (6,152)         (2,468)        (12,721)         (4,291)
                                                     ------------------------------  ------------------------------

Net loss                                             $    (28,429)   $   (129,465)   $   (105,960)   $   (534,904)
                                                     ==============================  ==============================

Net Loss per share-Basic and Diluted                 $      (0.00)   $     (0.002)   $      (0.00)   $      (0.01)
                                                     ==============================  ==============================

Weighted average number of common shares               65,429,309      65,405,499      65,429,309      65,345,856



SEE NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




ACUNETX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008



FOR SIX MONTHS ENDED JUNE 30,                                                      2009         2008
-------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                                      $(105,960)   $(534,904)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Noncontrolling interest in loss of subsidiary                                 (12,721)      (4,291)
    Depreciation and amortization                                                   4,301        4,504
    Issuance of stock and stock equity awards for services                         52,118      142,996
    Provision for bad debt                                                         46,756       11,775
    Amortization of debt discount                                                   1,500        1,500
    Intellectual property write-down                                                   --       46,504
    Gain on recovery from loan loss                                                    --         (400)
    (Increase) Decrease in:
     Accounts receivable                                                           12,250      (41,784)
     Inventory                                                                     (1,509)      67,245
     Prepaid and other assets                                                      33,935      (38,756)
    Increase (Decrease) in:
     Accounts payable and accrued expenses                                        (32,129)     118,096
                                                                                -----------------------
Net cash used in operating activities                                              (1,459)    (227,515)
                                                                                -----------------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Increase in restricted cash                                                      15,216      (16,105)
  Capitalized intellectual property                                                     0      (12,775)
                                                                                -----------------------
Net cash provided by (used in) investing activities                                15,216      (28,880)
                                                                                -----------------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net proceeds from sale of common stock                                               --       20,050
  Proceeds from issuance of long-term debt                                         (6,765)     150,000
  Net proceeds from convertible debt                                              (15,000)      15,000
  Repayments on notes payable                                                          --      (31,802)
                                                                                -----------------------
Net cash provided by (used in) financing activities                               (21,765)     153,248
                                                                                -----------------------

NET DECREASE IN CASH                                                               (8,008)    (103,148)

CASH BALANCE AT BEGINNING OF PERIOD                                                12,715      205,162
                                                                                -----------------------

CASH BALANCE AT END OF PERIOD                                                   $   4,707    $ 102,014
                                                                                =======================

Supplemental Disclosures of Cash Flow Information:
  Taxes Paid                                                                    $       0    $     800
  Interest paid                                                                 $  10,056    $  20,533

Schedule of Noncash Investing and Financing Activities:
  Issuance of stock options for accrued expenses                                $       0    $   1,036


SEE NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008


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

ACUNETX, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008


GOING CONCERN
-------------

In the near term, the Company expects the operating cash flows will not be sufficient to cover all debt and payables, although it expects its sales to grow and should be able to cover current operating costs and to reduce the working capital deficit.

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

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred net losses of $105,960 and $534,094 for the six months ended June 30, 2009 and 2008, respectively. The Company had a working capital deficit of $1,183,121 and an accumulated deficit of $12,563,239 as of June 30, 2009. In the near term, the Company expects the operating cash flows will not be sufficient to cover all debt and payables although it expects its sales to grow and will be able to cover current operating costs and to reduce the working capital deficit.

ACUNETX, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRESENTATION OF INTERIM INFORMATION: The financial information at June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-Q Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

The consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results for the three and six months ended June 30, 2009 may not be indicative of results for the year ending December 31, 2009 or any future periods.

PRINCIPLE OF CONSOLIDATION AND PRESENTATION: The accompanying financial statements include the accounts of AcuNetx, Inc. and its subsidiaries after elimination of all intercompany accounts and transactions. Certain prior period balances may have been reclassified to conform to the current period presentation.

USE OF ESTIMATES: The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

OTHER INTANGIBLE ASSETS: Other intangible assets consist primarily of intellectual property and trademarks. The Company capitalizes intellectual property costs as incurred, excluding costs associated with Company personnel, relating to patenting its technology. The majority of capitalized costs represent legal fees related to a patent application. If the Company elects to stop pursuing a particular patent application or determines that a patent application is not likely to be awarded or elects to discontinue payment of required maintenance fees for a particular patent, the Company, at that time, records as expense the capitalized amount of such patent application or patent. Awarded patents will be amortized over the shorter of the economic or legal life of the patent. Trademarks are not amortized, but rather are tested for impairment at least annually. There was no impairment of other intangible assets for the six months ended June 30, 2009 and 2008.

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008


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

STOCK-BASED COMPENSATION: The Company has adopted the fair value recognition provisions of FASB Statement No.123(R), "SHARE-BASED PAYMENT" (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2008 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2008 based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). For the six months ended June 30, 2009 and 2008, the Company recognized pre-tax stock option compensation expense of $14,367 and $142,996, respectively.

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

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurements: On January 1, 2008, the Company adopted the provision of SFAS No. 157, "FAIR VALUE MEASUREMENTS," except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year. The Company measures at fair value certain financial assets and liabilities, including its marketable securities trading

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

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


                               Fair Value Measurements as of June 30, 2009
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

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008


NOTE 3 - BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

                                                     JUNE 30,      DECEMBER 31,
ACCOUNTS RECEIVABLE, NET                               2009           2008
--------------------------                          ---------------------------
Accounts Receivable                                 $  65,981      $  84,331
Allowance for Bad Debt                                (45,820)        (5,164)
                                                    ---------      ---------
  Total Accounts Receivable, Net                    $  20,161      $  79,167
                                                    =========      =========

INVENTORY
---------
Finished Goods                                      $  53,175      $  46,316
Demo units                                             51,018         72,754
Allowance for loss in inventory                        (3,664)       (20,050)
                                                    ---------      ---------
  Total Inventory                                   $ 100,529      $  99,020
                                                    =========      =========

PREPAID EXPENSES AND OTHER CURRENT ASSETS
-----------------------------------------
Prepaid Insurance                                   $  11,243      $   4,042
Employee Advance                                        6,638          6,058
Other Prepaid Expenses                                     --         41,716
                                                    ---------      ---------
  Total Prepaids and Others                         $  17,881      $  51,816
                                                    =========      =========

PROPERTY AND EQUIPMENT, NET
---------------------------
Furniture and Fixtures                              $   9,531      $   9,531
Equipment                                              40,530         40,530
Software                                                5,757          5,757
                                                    ---------      ---------
                                                       55,818         55,818
Accumulated Depreciation                              (49,214)       (45,463)
                                                    ---------      ---------
  Total Property and Equipment, Net                 $   6,603      $  10,355
                                                    =========      =========

ACCRUED LIABILITIES
-------------------
Warranty reserve                                    $   2,314      $   3,045
Accrued payroll and related taxes                     187,907         67,081
Accrued consulting fees                               258,690        259,692
Commissions payable                                     8,358          7,596
Deferred Revenues                                          --         14,016
Accrued vacation                                       49,498         58,502
Accrued professional fees                             158,958        171,136
Related party payable                                       0            (10)
Other accrued liabilities                             179,372        328,450
                                                    ---------      ---------
  Total Accrued Liabilities                         $ 845,097      $ 909,508
                                                    =========      =========

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008


NOTE 4 - OTHER INTANGIBLE ASSETS

The Company's intangible assets consisted of the following at June 30, 2009 and December 31, 2008:

                                                   JUNE 30,         DECEMBER 31,
                                                     2009              2008
                                                  ----------------------------
Pending Intellectual Property                     $  94,140         $  94,140
Awarded patents                                      21,954            21,954
Accumulated amortization                             (1,647)           (1,098)
                                                  ---------         ---------
 Other Intangible Assets, Net                     $ 114,447         $ 114,996
                                                  =========         =========


Amortization of intangibles was $549 for the six months ended June 30, 2009 and June 30, 2008.

Based on the carrying amount of the intangibles as of June 30, 2009, and assuming no impairment of the underlying assets, the estimated future amortization is as follows:

Years ended December 31,
---------------------------------
2009 (From July 1, 2009)           $          549
2010                                        1,098
2011                                        1,098
2012                                        1,098
2013 and over                              16,464
                                  --------------------
Total                              $       20,307
                                  ====================


NOTE 5 - OTHER INVESTMENT

The Company's other investment consisted of 1,000,000 shares of preferred stock in a public-traded company with carrying values of $15,000 and $15,000 as of June 30, 2009 and December 31, 2008, respectively. The shares are classified as trading securities, of which the shares were reported in the balance sheet at fair value with realized and unrealized gains and losses included in current period operations. As of June 30, 2009, there was no gross unrealized gain or loss for these securities. An unrealized gain of $14,100 was recorded at December 31, 2008.

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008


NOTE 6 - BORROWINGS

                                                                                     June 30,   December 31,
                                                                                      2009         2008
------------------------------------------------------------------------------------------------------------
Installment note payable secured by computer equipment. Monthly payments total
$81, including interest at 18.99%. The original note amount was $2,062. Matures
July 21, 2009.                                                                      $     783    $     783

Reconstructed note payable to related party. Monthly interest payment only at 13%
through January 31. 2008. Effective February 1, 2008, principal and interest
payment based on a 36-month amortization. Matures August 1, 2009.(a)                  204,220      210,985

Secured note payable to a customer. Monthly interest payment only at 10%.
A balloon payment due on April 1, 2011. (b)                                            150,000      150,000

------------------------------------------------------------------------------------------------------------
                                                                                      355,003      361,768
 Less: Current Maturities                                                            (205,003)    (211,768)
------------------------------------------------------------------------------------------------------------
         Long-term debt                                                             $ 150,000    $ 150,000
============================================================================================================

(a) On June 30, 2008, the Company entered into an Agreement for Extension and
Amendment of a Note ("Agreement") with a related party. Under the Agreement, the Company's subsidiary, OrthoNetx, Inc. executed an Amended and Extended
Promissory Note in favor of a related party, in the principal amount of $268,551. The new note replaces a promissory note issued by OrthoNetx, Inc. on January 30, 2005 in the original amount of $300,000. The new note bears interest at 13% per annum, and provides for payments of interest that commenced on August
1, 2007. Payments of principal and interest commenced on February 1, 2008, based on a 36-month amortization schedule. All principal and interest is due on August
1, 2009. On July 14, 2009, the Company entered into an Agreement for Extension and Amendment of a Note ("Agreement") with the related party. Under the Agreement, the related party agrees to apply $26,260 of interest in arrears to principal and convert the note into an interest only note commencing in August
2009.

(b) The Note provides that if, on the second anniversary of the date of the Note, AcuNetx has not set aside at least $100,000 for repayment of the Note upon maturity, the principal of S&S has the right to compel AcuNetx to conduct a private offering to raise the funds necessary to repay the Note. The Note also provides that if AcuNetx is unable to pay the balance at maturity, S&S is entitled to a penalty equal to 10% of the principal balance of the Note, payable monthly until fully paid. As of June 30, 2009, no fund was set aside.




ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 6 - BORROWINGS (CONTINUED)

CONVERTIBLE PROMISSORY NOTES

                                                                               June 30,          December 31,
                                                                                 2009                2008
                                                                              ------------------------------
10% Series A Convertible Promissory Note, matures on December 31, 2010          $ 25,000           $ 25,000

8% Convertible Promissory Notes, matures commencing May 18, 2009                       -             15,000
------------------------------------------------------------------------------------------------------------
                                                                                  25,000             40,000
Less: Unamortized debt discount                                                   (1,624)            (3,124)
------------------------------------------------------------------------------------------------------------
Convertible debt, net                                                           $ 23,376           $ 36,876
------------------------------------------------------------------------------------------------------------


NOTE 7 - INCOME TAXES

Provision for income taxes consisted of a minimum state franchise tax of $800 for six months ended June 30, 2009 and 2008.

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

As of December 31, 2008, the Company has net operating loss carryforwards of approximately, $6,800,000 and $4,300,000 to reduce future federal and state taxable income, respectively. To the extent not utilized, the federal net operating loss carryforwards will begin to expire in fiscal 2009 and the state net operating loss carryforwards will begin to expire in fiscal 2012.




ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 8 - STOCK OPTIONS

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

A summary of the status of stock options issued by the Company as of June 30, 2009 and 2008 is presented in the following table.

                                                      2009                                      2008
                                               -------------------------------------------------------------------------
                                                                       Weighted                               Weighted
                                                     Number            Average                 Number         Average
                                                       of              Exercise                  of           Exercise
                                                     Shares             Price                  Shares          Price
                                               -------------------------------------------------------------------------
Outstanding at beginning of year                       9,818,168            $0.11             5,525,768         $0.15
Granted                                                        -            $0.00             3,830,000         $0.07
Expired/Cancelled                                     (2,544,102)           $0.07                     -         $0.00
Expired and Cancelled                                          -            $0.00                     -         $0.00
                                               ------------------                     ------------------
Outstanding at end of period                           7,274,066            $0.12             9,355,768         $0.12
                                               ==================                     ==================

Exercisable at end of period                           6,649,066            $0.13             7,855,768         $0.12
                                               ==================                     ==================


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

                                                            2009               2008
                                                       ----------------------------------
Weighted average fair value per option granted               N/A                   $0.06
Risk-free interest rate                                      N/A                   3.28%
Expected dividend yield                                      N/A                   0.00%
Expected lives                                               N/A                    5.00
Expected volatility                                          N/A                 134.64%





ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008


NOTE 8 - STOCK OPTIONS (CONTINUED)

As of June 30, 2009 there was $659 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized fully in next quarter.

The following table sets forth additional information about stock options outstanding at June 30, 2009:

                                                  Weighted
                                                   Average               Weighted
     Range of                                     Remaining               Average
     Exercise                Options             Contractual             Exercise               Options
      Prices               Outstanding               Life                  Price              Exercisable
-------------------------------------------------------------------------------------------------------------
 $0.01-$0.30                 7,274,066            3.48 years              $ 0.12                6,649,066



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

A summary of the status of stock options issued by VisioNetx as of June 30, 2009 and 2008 is presented in the following table.

                                                           2009                                 2008
                                               ---------------------------------------------------------------------
                                                                     Weighted                           Weighted
                                                    Number           Average              Number         Average
                                                      of             Exercise               of          Exercise
                                                    Shares            Price               Shares          Price
                                               ---------------------------------------------------------------------
Outstanding at beginning of year                         425,500            $0.10             479,500         $0.10
Granted                                                        -            $0.00              96,000         $0.10
                                               ------------------                    -----------------
Outstanding at end of period                             425,500            $0.10             575,500         $0.10
                                               ==================                    =================

Exercisable at end of period                             347,583            $0.10             284,072         $0.10
                                               ==================                    =================





ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008


NOTE 8 - STOCK OPTIONS (CONTINUED)

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


As of June 30, 2009 there was $4,305 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of
1.25 years.

The following table sets forth additional information about stock options outstanding at June 30, 2009:

                                                   Average               Weighted
     Range of                                     Remaining               Average
     Exercise                Options             Contractual             Exercise               Options
      Prices               Outstanding               Life                  Price              Exercisable
-------------------------------------------------------------------------------------------------------------
 $      0.10                     425,500          5.8 years                 $ 0.10                347,583






ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008


NOTE 9 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                        For the Three Months Ended        For the Six Months Ended
                                                   June 30,                      June 30,
                                             2009           2008           2009            2008
----------------------------------------------------------------------------------------------------
Numerator:
  Net loss                             $    (28,429)   $   (129,465)   $   (105,960)   $   (534,904)
                                       -------------------------------------------------------------
Denominator:
  Weighted average of common shares      65,429,309      65,405,499      65,429,309      65,345,856
                                       -------------------------------------------------------------

Net loss per share-basic and diluted   $      (0.00)   $      (0.00)   $      (0.00)   $      (0.01)


As a result of our net loss for the three and six months ended June 30, 2009 and 2008, all common share equivalents would have been anti-dilutive and therefore, have been excluded from the diluted net loss per share calculation. The weighted average securities, consisting of stock options and warrants, that were either out of the money or anti-dilutive from our calculation of diluted net loss per share were approximately 18,135,862 and 17,583,202 for three months ended June 30, 2009 and 2008, respectively. The weighted average securities, consisting of stock options and warrants, that were either out of the money or anti-dilutive from our calculation of diluted net loss per share were approximately 18,054,516 and 13,821,079 for six months ended June 30, 2009 and 2008, respectively.

NOTE 10 - MAJOR CUSTOMERS AND CREDIT CONCENTRATION

During the three months ended June 30, 2009 and 2008, sales to major customers (those exceeding 10% of the Company's net revenues) approximated 39.5% and 64.9%, respectively, of the Company's consolidated net revenues. Approximately 27.0% and 27.1% of revenues for the three months ended June 30, 2009 and 2008 respectively, were to an independent distributer. Approximately 12.5% and 27.1% of revenues for the three months ended June 30, 2009 and 2008 respectively, were from another independent distributor. Approximately 0% and 10.7% of revenues for the three months ended June 30, 2009 and 2008 respectively, were from a state university. In addition, accounts receivable balances of such major customers approximated 50.0% of the Company's total accounts receivable balance at June 30, 2009.

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

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008


NOTE 11 - SEGMENT INFORMATION (CONTINUED)

Summarized financial information of the Company's results by operating segment is as follows:

                                                           For three months ended         For six months ended
                                                                  June 30,                      June 30,
                                                            2009            2008           2009           2008
-----------------------------------------------------------------------------------------------------------------
Net Revenue to external customers:
  INX                                                      $208,174       $285,463       $500,292       $486,285
  ONX                                                             -              -              -         18,766
  VNX                                                             -              -              -              -
                                                    -------------------------------------------------------------
Consolidated Net Revenue to external customers             $208,174       $285,463       $500,292       $505,051
-----------------------------------------------------------------------------------------------------------------
Cost of Revenue:
  INX                                                      $ 58,946       $ 56,854       $133,478       $147,604
  ONX                                                             -          2,968              -         42,280
  VNX                                                             -              -              -              -
                                                    -------------------------------------------------------------
Consolidated Cost of Revenue                               $ 58,946       $ 59,822       $133,478       $189,884
-----------------------------------------------------------------------------------------------------------------
Gross Margin:
  INX                                                      $366,814       $228,609       $366,814       $338,681
  ONX                                                             -         (2,968)             -        (23,514)
  VNX                                                             -              -              -              -
                                                    -------------------------------------------------------------
Consolidated Gross Margin                                  $149,228       $225,641       $366,814       $315,167
-----------------------------------------------------------------------------------------------------------------


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

                                                                  For three months ended          For Six months ended
                                                                        June 30,                        June 30,
                                                                   2009            2008            2009           2008
---------------------------------------------------------------------------------------------------------------------------
Total margin for reportable segments                              $ 149,228      $  225,642     $  366,814      $  315,168
Corporate and general and administrative expenses                  (356,757)       (336,817)      (620,533)       (666,562)
Stock option expenses                                                (6,394)          3,787        (14,367)       (142,996)
Interest and Other Expense                                          (13,956)        (26,165)       (43,124)        (46,963)
Interest and Other Income                                           193,298           1,620        193,329           2,958
                                                            ---------------------------------------------------------------
Net loss before income taxes and noncontrolling interest          $ (34,581)     $ (131,933)    $ (117,881)     $ (538,395)
                                                            ===============================================================

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008


NOTE 12 - RELATED PARTY TRANSACTIONS

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of June 30, 2009.

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

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 13 - GUARANTEES AND PRODUCT WARRANTIES (CONTINUED)

The following table presents the changes in the Company's warranty reserve during the first six months of 2009 and 2008:

For six months ended June 30,         2009          2008
-------------------------------    ----------    ----------
Beginning balance                    $ 3,741      $ 11,339
Provision for warranty                (1,427)       (6,847)
Utilization of reserve                     -             -
                                   ----------    ----------
Ending balance                       $ 2,314      $  4,492
                                   ==========    ==========


NOTE 14 - CHANGE IN OFFICERS

As of June 1, 2009, Dennis Geselowitz, Chief Financial Officer of the Company, ceased to be employed by the Company. Robert S. Corrigan, President of the Company, is serving as Acting Chief Financial Officer until a permanent Chief Financial Officer can be hired.

NOTE 15 - COMMITMENTS

In April 2009, the Company amended its April 2006 agreement with a key private label distributor to exchange an obligation to issue 4,194,451 of the Company's common stock to the distributor with the obligation to issue 4,194,451 warrants to purchase the Company's common stock for $0.001 per share. In addition, the distributor agreed to waive future obligations to issue $500,000 in stock and $225,000 in consulting work over the next five years. The Company remains liable to the distributor for past consulting fees in the amount of $132,000. Interest is being accrued at 4% on the balance until paid. The parties agreed on an early payment provision to reduce the payable to $105,600 if paid on or before December 31, 2009. In addition, there is an extension of the distribution agreement of 10 years from the date of amendment.

As a result, the Company recognized other income of $162,250 on these amendments.

NOTE 16 - SUBSEQUENT EVENTS

Long-Term Debt
--------------

On July 14, 2009, the Company entered into an Agreement for Extension and Amendment of a Note ("Agreement") with a related party. Under the Agreement, the related party agrees to apply $26,260 of interest in arrears to principal and convert the note into an interest only note commencing in August 2009.

Offering
--------

On September 1, 2009, AcuNetx, Inc. will be offering to issue up to $500,000 in 8% convertible notes.

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

  o Financial condition and liquidity. This section provides an analysis of the Company's financial condition as of June 30, 2009 and cash flows for the six months ended June 30, 2009.

  o Results of operations. This section provides an analysis of the Company's results of operations for the six months ended June 30, 2009.

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

BUSINESS OVERVIEW

AcuNetx Inc. is an innovative medical, law enforcement, workplace safety and optical polygraph equipment manufacturer and retailer. During the first half of 2009, medical related products accounted for 94.0% of the Company's revenues. The balance of the revenues came from law enforcement. While the Company's medical product lines are being sold in a relatively mature market, recent research indicates additional markets may be suitable for the Company's newer product lines, and the company will continue to actively explore those opportunities with distributors and partners both in the United States and Internationally.

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

FINANCIAL CONDITION AND LIQUIDITY

GOING CONCERN

The Company's independent auditors have included an explanatory paragraph in their report on the June 30, 2009 consolidated financial statements discussing issues which raise substantial doubt about the Company's ability to continue as a "going concern." The going concern qualification is attributable to the Company's operating losses during the year and the amount of capital which the Company projects it needs to satisfy existing liabilities and achieve profitable operations.

Management understands the comments in the auditor's report relative to the Company as a going concern. In the second quarter, we have continued to see a softness in the overall economy which translates into our customers an uncertainty to purchase our relatively expensive medical devices. We continue to see our customers or potential customers struggle to obtain lease financing for our devices. In some cases, we have helped arrange financing but many customers desiring to purchase our products have been unable to do so, based on the illiquidity in the marketplace. Recently, we have seen a slight improvement in this problematic situation and we certainly hope this improvement continues. We have taken a number of actions, described in the footnotes, to reduce expenses and conserve cash. All activities will be focused on maintaining our ability to ship our VNG medical equipment line of products, as well as the HawkEye (TM) law enforcement product lines, which continue to serve as our source of revenue. These activities will include maintaining the excellent relationships already formed with our suppliers, distributors, and customers. Any future expenses not related to this core business will be examined in the light of our current liquidity position before approval. Management believes that the plan that has been implemented will allow continuing operations and improvements over time.

CURRENT ASSETS

Current assets decreased by 44.4%, down $114,656 from December 31, 2008 to June 30, 2009 primarily due to lower accounts receivable, prepaid expense and cash balances. These decreases were offset, to a lesser extent, by a higher inventory balance.

OTHER INTANGIBLE ASSETS

Other intangible assets decreased by $549 from December 31, 2008 to June 30, 2009 due to amortization.

CURRENT LIABILITIES

Current liabilities decreased by 2.5%, down $38,894 from December 31, 2008 to June 30, 2009 primarily due to the renegotiation of contractual obligations and debt restructuring.

LONG-TERM DEBT

Long-term debt remained the same at $150,000 from December 31, 2008 to June 30, 2009.

STOCKHOLDERS' DEFICIT

Stockholders' deficit increased 0.9%, up $105,960 from December 31, 2008 to June 30, 2009 due to a net loss for the period.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, the Company had $143,698 in current assets. This includes $4,707 in non-restricted cash and cash equivalents and $420 in restricted cash. Net accounts receivable was $20,161 and inventory was $100,529.

The Company had $1,512,148 in current liabilities, which included accounts payable of $462,048. The Company also had accrued liabilities of $845,097 and a current portion of long term debt of $205,003. Long-term liabilities were $173,376. As of June 30, 2009, AcuNetx had a stockholder deficit of $1,183,121 which includes an accumulated deficit of $12,563,239.

AcuNetx has no plans for significant capital equipment expenditures for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

MATERIAL COMMITMENTS

The Company has no material commitment to make capital equipment expenditures.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO SIX MONTHS ENDED JUNE 30, 2008

The six months ended June 30, 2009 and 2008 represent the combined results of AcuNetx, Inc. and its subsidiaries, OrthoNetx Inc. and VisioNetx Inc.

Revenues during the six months ended June 30, 2009 were $ $500,292 compared to $505,051 for the corresponding period in 2008. System unit shipments remained the same at 27 units in the first six months of 2009 and 27 units in the same period of the prior year. Gross profit, as a percentage of sales, increased from 62% to 73%. Total operating expenses decreased by 21.5%, down $174,658, from $809,558 in the first half of 2008 to $634,900 in the first half of 2009. Selling, general and administrative expenses decreased 6.9%, down $46,029 from $666,562 during the first half of 2008 to $620,533 during the first half of 2009. Net loss decreased 80.2%, down $428,944 from $534,904 in the first half of 2008 to $105,960 in the first half of 2009.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


As a "smaller reporting company," the Company is not required to respond to this item.

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that as of June 30, 2009 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in the Company's periodic filings with the SEC, such that the information relating to the Company required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There has been no material change in our internal control over financial reporting during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.


ITEM 1A. RISK FACTORS

As a "smaller reporting company," the Company is not required to respond to this item.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS

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


Date: August 19, 2009                            By: /s/ Robert S. Corrigan
                                                     ------------------------
                                                     Robert S. Corrigan,
                                                     Chief Executive Officer