Form 10-Q
period 2009-09-30
AcuNetx, Inc.
filed 2009-11-23
CIK 1097575

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

  ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended  September 30, 2009
                                            ------------------

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value

(Class)

65,429,309 shares

(Outstanding as at November 13, 2009)

AcuNetx Inc.

TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS                           1

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         Consolidated Balance Sheet (unaudited)                                2
         Consolidated Statement of Operations (unaudited)                      3
         Consolidated Statement of Cash Flows (unaudited)                      4
         Notes to Financial Statements                                         5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                            21

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           24

ITEM 4.  CONTROLS AND PROCEDURES                                              24

PART II - OTHER INFORMATION                                                   25

ITEM 1.  LEGAL PROCEEDINGS                                                    25

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS          25

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      25

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  25

ITEM 5.  OTHER INFORMATION                                                    25

ITEM 6.  EXHIBITS                                                             25

SIGNATURES                                                                    25

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


PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

ACUNETX, INC.
CONSOLIDATED BALANCE SHEETS

                                                                   September 30,   December 31,
                                                                       2009            2008
ASSETS                                                              (Unaudited)     (Audited)
---------------------------------------------------------------    ------------    ------------
Current Assets
  Cash                                                             $      2,938    $     12,715
  Restricted Cash                                                           421          15,636
  Accounts receivable, net                                               32,378          79,167
  Inventory                                                              95,043          99,020
  Prepaid expenses and other current assets                              19,684          51,816
                                                                   ------------    ------------
     Total Current Assets                                               150,464         258,354

Property and equipment, net                                               4,727          10,355
Other intangible assets                                                 114,104         114,996
Deferred tax assets                                                     220,635         220,635
Other investments                                                        15,000          15,000
Other assets                                                              2,020           2,020
                                                                   ------------    ------------

TOTAL ASSETS                                                       $    506,950    $    621,360
                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Accounts payable                                                 $    445,945    $    429,766
  Accrued liabilities                                                   934,842         909,508
  Current portion of long-term debt                                     231,263         211,768
                                                                   ------------    ------------
     Total Current Liabilities
                                                                      1,612,050       1,551,042

Convertible debt, net of debt discount of $874 and
  $3,874 for 2009 and 2008, respectively                                 24,126          36,876
Long-Term Debt                                                          150,000         150,000
                                                                   ------------    ------------
Total Liabilities                                                     1,786,176       1,737,918
                                                                   ------------    ------------

Stockholders' Deficit
  Common stock, $0.001 par value; 100,000,000 shares authorized;
    65,429,309 shares issued and outstanding                             65,429          65,429
  Paid-in capital                                                    11,338,230      11,288,208
  Accumulated deficit                                               (12,655,085)    (12,457,279)
                                                                   ------------    ------------
     Total AcuNetx Inc. Stockholders' Deficit                        (1,251,426)     (1,103,642)
Noncontrolling deficit in subsidiary                                    (27,800)        (12,916)
                                                                   ------------    ------------
     Total Stockholders' Deficit                                     (1,279,226)     (1,116,558)
                                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $    506,950    $    621,360
                                                                   ============    ============

SEE NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



ACUNETX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008


                                                      For the three months ended      For the nine months ended
                                                             September 30,                  September 30,
                                                         2009            2008            2009            2008
                                                     ------------    ------------    ------------    ------------
Sales - Products                                     $    176,244    $    213,936    $    676,536    $    718,988

Cost of sales - products                                   45,171         110,373         178,649         300,257
                                                     ------------    ------------    ------------    ------------

Gross profit                                              131,073         103,563         497,887         418,731
                                                     ------------    ------------    ------------    ------------

Operating Expenses:
  Selling, general and administrative expenses            208,465         306,805         828,998         974,114
  Stock option expense                                      1,521          17,814          15,888         160,063
                                                     ------------    ------------    ------------    ------------
Total Operating Expenses                                  209,986         324,619         844,886       1,134,177
                                                     ------------    ------------    ------------    ------------

Operating loss                                            (78,913)       (221,056)       (346,999)       (715,446)
                                                     ------------    ------------    ------------    ------------
Other income(expenses)
  Interest and other income                                   157          14,884         193,486          17,841
  Interest and other expenses                             (18,869)        (19,643)        (61,993)        (66,606)
                                                     ------------    ------------    ------------    ------------
    Total other income (expenses)                         (18,712)         (4,760)        131,493         (48,765)
                                                     ------------    ------------    ------------    ------------

Net loss before income taxes and minority interest        (97,625)       (225,816)       (215,506)       (764,211)

Provision for income taxes                                      0              --             800             800
                                                     ------------    ------------    ------------    ------------

Net loss before noncontrolling interest                   (97,625)       (225,816)       (216,306)       (765,011)

Noncontrolling interest in losses of subsidiary            (5,779)         (3,401)        (18,500)         (7,692)
                                                     ------------    ------------    ------------    ------------

Net loss                                             $    (91,846)   $   (222,414)   $   (197,806)   $   (757,319)
                                                     ============    ============    ============    ============

Net Loss per share-Basic and Diluted                 $      (0.00)   $      (0.00)   $      (0.00)   $      (0.01)
                                                     ============    ============    ============    ============

Weighted average number of common shares               65,429,309      65,429,309      65,429,309      65,373,674


SEE NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



ACUNETX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For Nine Months ended September 30,                           2009            2008
--------------------------------------------------------   -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                                   $  (197,806)   $  (757.319)
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Minority interest                                            (18,500)        (7,692)
  Depreciation and amortization                                  6,521          6,655
  Issuance of stock and stock equity awards for services        53,638        190,063
  Provision for bad debt                                        51,261         18,711
  Amortization of debt discount                                  2,250          2,250
  Intellectual property write-down                                  --         47,249
  Gain on recovery from loan loss                                   --           (900)
  Unrealized gain on trading securities                             --        (14,100)
  (Increase) Decrease in:
  Accounts receivable                                           (4,472)        (1,408)
  Inventory                                                      3,977         96,596
  Prepaid and other assets                                      32,132        (25,856)
  Increase (Decrease) in:
  Accounts payable and accrued expenses                         67,773        232,232
                                                           -----------    -----------
Net cash used in operating activities                           (3,227)      (213,519)
                                                           -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:
  Increase in restricted cash                                   15,215        (16,514)
  Intellectual property write-down                                  --        (12,871)
                                                           -----------    -----------
Net cash used in investing activities                           15,215        (29,385)
                                                           -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net proceeds from sales of common stock                           --         20,050
  Proceeds from issuance of long-term debt                          --        150,000
  Net proceeds from (repayments to) convertible debt           (15,000)        15,000
  Repayments on notes payable                                   (6,765)       (51,532)
                                                           -----------    -----------
Net cash provided by (used in) financing activities            (21,765)       133,518
                                                           -----------    -----------

NET DECREASE IN CASH                                            (9,777)      (109,386)
CASH BALANCE AT BEGINNING OF PERIOD                             12,715        205,162
                                                           -----------    -----------
CASH BALANCE AT END OF PERIOD                              $     2,938    $    95,776
                                                           ===========    ===========

Supplemental Disclosures of Cash Flow Information:
  Taxes Paid                                               $         0    $       800
  Interest paid                                            $    17,496    $    34,689
Schedule of Noncash Investing and Financing Activities:
  Conversion of accrued interest into debt principal       $    26,260    $         0
  Issuance of stock options for accrued expenses           $         0    $     1,036


SEE NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008


NOTE 1 - NATURE OF BUSINESS AND GOING CONCERN

NATURE OF BUSINESS
------------------

AcuNetx, Inc. was formed by the merger of Eye Dynamics, Inc., incorporated in 1988, and OrthoNetx, Inc., in December of 2005. AcuNetx is now organized around a dedicated medical division and two separate subsidiaries, as follows:
(i)IntelliNetx, a medical division with neurological diagnostic equipment, (ii) OrthoNetx, Inc., a wholly-owned medical subsidiary company with devices that create new bone, and (iii) VisioNetx, Inc., an AcuNetx-controlled subsidiary company, formed January 3, 2007, with products for occupational safety and law enforcement. Our products offer a technology platform that allows the devices to capture data about physiological conditions and connect the device-related data to computers operated by users and support persons.

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

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred net losses of $197,806 and $757,319 for the nine months ended September 30, 2009 and 2008, respectively. The Company had a working capital deficit of $1,461,586 and an accumulated deficit of $12,655,085 as of September 30, 2009. In the near term, the Company expects the operating cash flows will not be sufficient to cover all debt and payables although it expects its sales to grow and will be able to cover current operating costs and to reduce the working capital deficit.

ACUNETX, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRESENTATION OF INTERIM INFORMATION: The financial information at September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-Q Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

The consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results for the three and nine months ended September 30, 2009 may not be indicative of results for the year ending December 31, 2009 or any future periods.

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

OTHER INTANGIBLE ASSETS: Other intangible assets consist primarily of intellectual property and trademarks. The Company capitalizes intellectual property costs as incurred, excluding costs associated with Company personnel, relating to patenting its technology. The majority of capitalized costs represent legal fees related to patent applications. If the Company elects to stop pursuing a particular patent application or determines that a patent application is not likely to be awarded or elects to discontinue payment of required maintenance fees for a particular patent, the Company, at that time, records as expense the capitalized amount of such patent application or patent. Awarded patents will be amortized over the shorter of the economic or legal life of the patent. Trademarks are not amortized, but rather are tested for impairment at least annually. There was no impairment of other intangible assets for the nine months ended September 30, 2009 and 2008.

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008


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

STOCK-BASED COMPENSATION: The Company has adopted the fair value recognition provisions of FASB Statement No.123(R), "SHARE-BASED PAYMENT" (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2008 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2008 based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). For the nine months ended September 30, 2009 and 2008, the Company recognized pre-tax stock option compensation expense of $15,888 and $160,063, respectively.

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

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurements: On January 1, 2008, the Company adopted the provision of SFAS No. 157, "FAIR VALUE MEASUREMENTS," except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year. The Company measures at fair value certain financial assets and liabilities, including its marketable trading securities. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

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


                               Fair Value Measurements as of September 30, 2009
                               ------------------------------------------------
                                Total        Level 1       Level 2      Level 3
                               -------       -------       -------      -------
Marketable Trading
    Securities                 $15,000       $15,000       $     0      $     0
                               =======       =======       =======      =======


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

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, "INTERIM DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS." This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures will be required beginning with the quarter ending September 30, 2009. The company is currently evaluating the requirements of these additional disclosures.

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." The statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This new standard is effective for fiscal years or interim periods after June 15, 2009. The adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, "ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS, AN AMENDMENT OF FASB STATEMENT NO. 140." The statement improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This new standard is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the potential impacts, if any, on its consolidated financial statements.

In June 2009, the FASB issued SFAS No .167, "AMENDMENTS TO FASB INTERPRETATION NO. 46(R)." The statement changes the approach to determining the primary beneficiary of a variable interest entity (VIE) and requires companies to more frequently assess whether they must consolidate VIEs. This new standard is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the potential impacts, if any, on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statements No. 162". The statement establishes the Accounting Standards Codification TM (Codification) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Under the Codification, all of its content will carry the same level of authority. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008


NOTE 3 - BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:


                                                       SEPTEMBER 30,     DECEMBER 31,
ACCOUNTS RECEIVABLE, NET                                   2009             2008
------------------------                               ------------      ------------
Accounts Receivable                                    $     41,793      $     84,331
Allowance for Bad Debt                                       (9,415)           (5,164)
                                                       ------------      ------------
   Total Accounts Receivable, Net                      $     32,378      $     79,167
                                                       ============      ============
INVENTORY
---------
Finished Goods                                         $     52,025      $     46,316
Demo units                                                   46,682            72,754
Allowance for loss in inventory                              (3,664)          (20,050)
                                                       ------------      ------------
   Total Inventory                                     $     95,043      $     99,020
                                                       ============      ============

PREPAID EXPENSES AND OTHER CURRENT ASSETS
-----------------------------------------
Prepaid Insurance                                      $     19,684      $      4,042
Employee Advance                                                 --             6,058
Other Prepaid Expenses                                           --            41,716
                                                       ------------      ------------
   Total Prepaids and Others                           $     19,684      $     51,816
                                                       ============      ============

PROPERTY AND EQUIPMENT, NET
---------------------------
Furniture and Fixtures                                 $      9,531      $      9,531
Equipment                                                    40,530            40,530
Software                                                      5,757             5,757
                                                       ------------      ------------
                                                             55,818            55,818
Accumulated Depreciation                                    (51,091)          (45,463)
                                                       ------------      ------------
   Total Property and Equipment, Net                   $      4,727      $     10,355
                                                       ============      ============

ACCRUED LIABILITIES
-------------------
Warranty reserve                                       $      2,616      $      3,045
Accrued payroll and related taxes                           215,140            67,081
Accrued consulting fees                                     261,411           259,692
Commissions payable                                           8,358             7,596
Deferred Revenues                                            44,349            14,016
Accrued vacation                                             45,234            58,502
Accrued professional fees                                   193,792           171,136
Related party payable                                            --               (10)
Other accrued liabilities                                   163,942           328,450
                                                       ------------      ------------
   Total Accrued Liabilities                           $    934,842      $    909,508
                                                       ============      ============

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008


NOTE 4 - OTHER INTANGIBLE ASSETS

The Company's intangible assets consisted of the following at September 30, 2009 and December 31, 2008:
                                                 September 30,     December 31,
                                                     2009             2008
                                                 -------------    -------------
   Pending Intellectual Property                 $      94,140    $      94,140
   Awarded patents                                      21,954           21,954
   Accumulated amortization                             (1,990)          (1,098)
                                                 -------------    -------------
     Other Intangible Assets, Net                $     114,104    $     114,996

Amortization of intangibles was $892 and $823 for the nine months ended September 30, 2009 and September 30, 2008, respectively.

Based on the carrying amount of the intangibles as of September 30, 2009, and assuming no impairment of the underlying assets, the estimated future amortization is as follows:

Years ended December 31,
---------------------------
2009 (From October 1, 2009)                                          $       275
2010                                                                       1,098
2011                                                                       1,098
2012                                                                       1,098
2013 and over                                                             16,396
                                                                     -----------
Total                                                                $    19,964
                                                                     ===========

NOTE 5 - OTHER INVESTMENT

The Company's other investment consisted of 1,000,000 shares of preferred stock in a public-traded company with carrying values of $15,000 and $15,000 as of September 30, 2009 and December 31, 2008, respectively. The shares are classified as trading securities, of which the shares were reported in the balance sheet at fair value with realized and unrealized gains and losses included in current period operations. As of September 30, 2009, there was no gross unrealized gain or loss for these securities. An unrealized gain of $14,100 was recorded at December 31, 2008.

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008


NOTE 6 - BORROWINGS

                                                                   September 30,   December 31,
                                                                       2009           2008
                                                                   ------------    ------------
Installment note payable secured by computer equipment. Monthly payments total $81, including interest at 18.99%. The original
note amount was $2,062. Matures July 21, 2009.                     $        783    $        783

Reconstructed note payable to related party. Monthly interest payment only at 13% through January 31. 2008. Effective February
1, 2008, principal and interest payment based on a 36-month
amortization. Reconstructed note payable to related party.
Effective July 1, 2009, Monthly interest payment only at 13% (a)        230,480         210,985

Secured note payable to a customer. Monthly interest payment
only at 10%. A balloon payment due on April 1, 2011. (b)                150,000         150,000
-----------------------------------------------------------------------------------------------
                                                                        381,263         361,768
Less: Current Maturities                                               (231,263)       (211,768)
-----------------------------------------------------------------------------------------------
Long-term debt                                                     $    150,000    $    150,000
===============================================================================================

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

(b) The Note provides that if, on the second anniversary of the date of the Note, AcuNetx has not set aside at least $100,000 for repayment of the Note upon maturity, the payee has the right to compel AcuNetx to conduct a private offering to raise the funds necessary to repay the Note. The Note also provides that if AcuNetx is unable to pay the balance at maturity, the payee is entitled to a penalty equal to 10% of the principal balance of the Note, payable monthly until fully paid. As of September 30, 2009, no funds were set aside.

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008


NOTE 6 - BORROWINGS (CONTINUED)

CONVERTIBLE PROMISSORY NOTES

                                                       September       December
                                                           30,            31,
                                                          2009           2008
                                                        -----------------------
10% Series A Convertible Promissory Note,
matures on December 31, 2010.                           $ 25,000       $ 25,000

8% Convertible Promissory Notes, matures
commencing May 18, 2009.                                    --           15,000
--------------------------------------------------------------------------------
                                                          25,000         40,000

Less: Unamortized debt discount                             (874)        (3,124)
--------------------------------------------------------------------------------
Convertible debt, net                                   $ 24,126       $ 36,876
--------------------------------------------------------------------------------


NOTE 7 - INCOME TAXES

Provision for income taxes consisted of a minimum state franchise tax of $800 for the nine months ended September 30, 2009 and 2008.

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

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008


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

A summary of the status of stock options issued by the Company as of September 30, 2009 and 2008 is presented in the following table.

                                               2009                      2008
                                     -------------------------------------------------
                                                    Weighted                  Weighted
                                        Number      Average       Number      Average
                                         of         Exercise       of         Exercise
                                       Shares        Price       Shares        Price
                                     -------------------------------------------------
Outstanding at beginning of year       9,818,168    $   0.11     5,525,768    $   0.15
Granted                                       --          --     6,472,088    $   0.05
Expired/Cancelled                     (4,394,102)   $   0.10    (1,750,000)   $   0.06
                                     -----------               -----------
Outstanding at end of period           5,424,066    $   0.11    10,247,856    $   0.10
                                     ===========               ===========

Exercisable at end of period           5,424,066    $   0.11     8,204,443    $   0.12
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

                                                           2009          2008
                                                        -----------  -----------
Weighted average fair value per option granted              N/A      $   0.04
Risk-free interest rate                                     N/A          3.26%
Expected dividend yield                                     N/A          0.00%
Expected lives                                              N/A          5.00
Expected volatility                                         N/A        129.73%

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008


NOTE 8 - STOCK OPTIONS (CONTINUED)

The following table sets forth additional information about stock options outstanding at September 30, 2009:

                                     Weighted
                                      Average         Weighted
    Range of                         Remaining        Average
    Exercise          Options       Contractual       Exercise      Options
     Prices         Outstanding        Life            Price      Exercisable
-----------------  -------------  ----------------  ------------ ------------
   $0.03-$0.30       5,424,066       4.42 years       $  0.11      5,424,066


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

A summary of the status of stock options issued by VisioNetx as of September 30, 2009 and 2008 is presented in the following table.

                                             2009                   2008
                                      ------------------------------------------
                                                 Weighted               Weighted
                                       Number    Average     Number     Average
                                         of      Exercise     of        Exercise
                                       Shares     Price      Shares      Price
                                      ------------------------------------------
Outstanding at beginning of year      425,500    $   0.10    479,500    $   0.10
Granted                                    --    $   0.00     96,000    $   0.10
                                      -------                -------
Outstanding at end of period          425,500    $   0.10    575,500    $   0.10
                                      =======                =======
Exercisable at end of period          365,685    $   0.10    314,951    $   0.10
                                      =======                =======

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008


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

                                                               2009      2008
                                                            --------------------
            Weighted average fair value per option granted     N/A     $   0.04
            Risk-free interest rate                            N/A         3.45%
            Expected dividend yield                            N/A         0.00%
            Expected lives                                     N/A         5.00
            Expected volatility                                N/A       134.64%

As of September 30, 2009 there was $3,444 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 1 year.

The following table sets forth additional information about stock options outstanding at September 30, 2009:

                                       Weighted
                                        Average      Weighted
    Range of                           Remaining      Average
    Exercise           Options        Contractual    Exercise       Options
     Prices          Outstanding         Life          Price      Exercisable
------------------------------------------------------------------------------
   $    0.10           425,500         5.55 years    $  0.10       365,685


NOTE 9 - OFFERING

On September 1, 2009, the Company began an offering to issue up to $500,000 in 8% convertible notes. As of September 30, 2009, no sales were made.

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008


NOTE 10 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                        For the Three Months Ended       For the Nine Months Ended
                                               September 30,                  September 30,
                                          2009             2008            2009            2008
---------------------------------------------------------------------------------------------------
Numerator:
  Net loss                             $    (91,846)   $   (222,414)   $   (197,806)   $   (757,319)
---------------------------------------------------------------------------------------------------
Denominator:
  Weighted average of common shares      65,429,309      65,429,309      65,429,309      65,373,674
---------------------------------------------------------------------------------------------------

Net loss per share-basic and diluted   $      (0.00)   $      (0.00)   $      (0.00)   $      (0.01)

As a result of our net loss for the three and nine months ended September 30, 2009 and 2008, all common share equivalents would have been anti-dilutive and therefore, have been excluded from the diluted net loss per share calculation. The weighted average securities, consisting of stock options and warrants, that were either out of the money or anti-dilutive from our calculation of diluted net loss per share were approximately 9,564,873 and 17,592,783 for three months ended September 30, 2009 and 2008, respectively. The weighted average securities, consisting of stock options and warrants, that were either out of the money or anti-dilutive from our calculation of diluted net loss per share were approximately 15,224,635 and 16,728,869 for nine months ended September 30, 2009 and 2008, respectively.


NOTE 11 - MAJOR CUSTOMERS AND CREDIT CONCENTRATION

During the three months ended September 30, 2009 and 2008, sales to major customers (those exceeding 10% of the Company's net revenues) approximated 86.4% and 37%, respectively, of the Company's consolidated net revenues. In addition, accounts receivable balances of such major customers approximated 30.8% of the Company's total accounts receivable balance at September 30, 2009.

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

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

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

Summarized financial information of the Company's results by operating segment is as follows:

                                                 For three months ended      For nine months ended
                                                     September 30,               September 30,
                                                   2009        2008            2009         2008
----------------------------------------------------------------------       ---------------------
Net Revenue to external customers:
  INX                                            $ 176,244   $ 213,936       $ 676,536   $ 700,222
  ONX                                                   --          --              --      18,766
  VNX                                                   --          --              --          --
                                                 ---------   ---------       ---------   ---------
Consolidated Net Revenue to external customers   $ 176,244   $ 213,936       $ 676,536   $ 718,988
----------------------------------------------------------------------       ---------------------
Cost of Revenue:
  INX                                            $  45,171   $ 110,373       $ 177,728   $ 257,977
  ONX                                                   --          --              --      42,280
  VNX                                                   --          --              --          --
                                                 ---------   ---------       ---------   ---------
Consolidated Cost of Revenue                     $  45,171   $ 110,373       $ 177,728   $ 300,257
----------------------------------------------------------------------       ---------------------
Gross Margin:
  INX                                            $ 131,073   $ 103,563       $ 498,808   $ 442,245
  ONX                                                   --          --              --     (23,514)
  VNX                                                   --          --              --          --
                                                 ---------   ---------       ---------   ---------
Consolidated Gross Margin                        $ 131,073   $ 103,563       $ 498,808   $ 418,731
----------------------------------------------------------------------       ---------------------

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008


NOTE 12 - SEGMENT INFORMATION (CONTINUED)

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

                                                           For three months ended     For nine months ended
                                                               September 30,             September 30,
                                                             2009         2008         2009          2008
-----------------------------------------------------------------------------------------------------------
Total margin for reportable segments                       $ 131,073    $ 103,563    $ 497,887    $ 418,731
Corporate and general and administrative expenses           (208,465)    (306,805)    (828,998)    (974,114)
Stock option expenses                                         (1,521)     (17,814)     (15,888)    (160,063)
Interest and Other Expense                                       157      (19,643)     193,486      (66,606)
Interest and Other Income                                    (18,869)      14,884      (61,993)      17,841
                                                           ------------------------------------------------
Net loss before income taxes and noncontrolling interest   $ (97,625)   $(225,815)   $(215,506)   $(764,211)
                                                           ================================================

NOTE 13 - RELATED PARTY TRANSACTIONS

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of September 30, 2009.

ACUNETX, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008


NOTE 14 - GUARANTEES AND PRODUCT WARRANTIES (CONTINUED)

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

The following table presents the changes in the Company's warranty reserve during the first nine months of 2009 and 2008:


For nine months ended September 30,                   2009        2008
------------------------------------------------    --------    --------
Beginning balance                                   $  3,045    $ 11,339
Provision for warranty                                  (429)     (7,554)
Utilization of reserve                                    --          --
                                                    --------    --------
Ending balance                                      $  2,616    $  3,795
                                                    ========    ========


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

    o Financial condition and liquidity. This section provides an analysis of the Company's financial condition as of September 30, 2009 and cash flows for the nine months ended September 30, 2009.

    o Results of operations. This section provides an analysis of the Company's results of operations for the nine months ended September 30, 2009.

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

BUSINESS OVERVIEW

AcuNetx Inc. is an innovative medical, law enforcement, workplace safety and optical polygraph equipment manufacturer and retailer. During the first nine months of 2009, medical related products accounted for 95.7% of the Company's revenues. The balance of the revenues came from law enforcement. While the Company's medical product lines are being sold in a relatively mature market, recent research indicates additional markets may be suitable for the Company's newer product lines, and the company will continue to actively explore those opportunities with distributors and partners both in the United States and Internationally.

Historically, the Company's VNG product line was aimed at specialized physicians. While remaining in this market has proven that the Company's VNG systems have gained general acceptance among specialist, the market of primary care physicians is significantly larger. Therefore, the company believes that focusing on primary care physicians has the potential to develop into a substantially larger growth market. As a result, during the first half of 2008, the company introduced a new more affordable VNG medical device aimed at primary care physicians and will continue to pursue this market going forward.

The Company believes that the OrthoNetx product line still has potential value in its marketplace, and the relationship with Robinson MedSurg LLC is an important step in maximizing that opportunity.

FINANCIAL CONDITION AND LIQUIDITY

GOING CONCERN

The Company's independent auditors have included an explanatory paragraph in their report on the December 31, 2008 consolidated financial statements discussing issues which raise substantial doubt about the Company's ability to continue as a "going concern." The going concern qualification is attributable to the Company's operating losses during the year and the amount of capital which the Company projects it needs to satisfy existing liabilities and achieve profitable operations.

Management understands the comments in the auditor's report relative to the Company as a going concern. In the current quarter, we have continued to see a softness in the overall economy, which translates into an uncertainty to purchase our medical devices on the part of our customers. We continue to see our customers or potential customers struggle to obtain lease financing for our devices. In some cases, we have helped arrange financing but many customers desiring to purchase our products have been unable to do so, based on the illiquidity in the marketplace. Recently, we have seen a slight improvement in this problematic situation and we certainly hope this improvement continues. We have taken a number of actions, described in the footnotes, to reduce expenses and conserve cash. All activities will be focused on maintaining our ability to ship our VNG medical equipment line of products, as well as the HawkEye (TM) law enforcement product lines, which continue to serve as our source of revenue.
These activities will include maintaining the excellent relationships already formed with our suppliers, distributors, and customers. Any future expenses not related to this core business will be examined in the light of our current liquidity position before approval. Management believes that the plan that has been implemented will allow continuing operations and improvements over time.

CURRENT ASSETS

Current assets decreased by 41.8%, down $107,890 from December 31, 2008 to September 30, 2009 primarily due to lower accounts receivable, prepaid expense and cash balances.

OTHER INTANGIBLE ASSETS

Other intangible assets decreased by $892 from December 31, 2008 to September 30, 2009 due to amortization.

CURRENT LIABILITIES

Current liabilities increased 3.9%, up $61,008 from December 31, 2008 to September 30, 2009 primarily due to increased accrued liabilities, accounts payable and the current portion of long-term debt.

LONG-TERM DEBT

Long-term debt remained the same at $150,000 from December 31, 2008 to September 30, 2009.

STOCKHOLDERS' DEFICIT

Stockholders' deficit increased 13.4%, up $147,784 from December 31, 2008 to September 30, 2009 due to a net loss for the period.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, the Company had $150,464 in current assets. This includes $2,938 in non-restricted cash and cash equivalents and $421 in restricted cash. Net accounts receivable was $32,378 and inventory was $95,043.

The Company had $1,612,050 in current liabilities, which included accounts payable of $445,945. The Company also had accrued liabilities of $934,842 and a current portion of long term debt of $231,263. Long-term liabilities were $174,126. As of September 30, 2009, AcuNetx had a stockholder deficit of $1,251,426 which includes an accumulated deficit of $12,655,085.

AcuNetx has no plans for significant capital equipment expenditures for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

MATERIAL COMMITMENTS

The Company has no material commitment to make capital equipment expenditures.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008

The nine months ended September 30, 2009 and 2008 represent the combined results of AcuNetx, Inc. and its subsidiaries, OrthoNetx Inc. and VisioNetx Inc.

Revenues during the nine months ended September 30, 2009 were $676,536 compared to $718,988 for the corresponding period in 2008. System unit shipments increased to the to 53 units in the first nine months of 2009 from 45 units in the same period of the prior year. Gross profit, as a percentage of sales, increased from 58% to 74%. Total operating expenses decreased by 25.5%, down $289,291, from $1,134,177 in the first nine months of 2008 to $844,886 in the first nine months of 2009. Selling, general and administrative expenses decreased 14.9%, down $145,116 from $974,114 during the first nine months of 2008 to $828,998 during the first nine months of 2009. Net loss decreased 51.5%, down $368,447 from $715,446 in the first nine months of 2008 to $346,999 in the first nine months of 2009.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company," the Company is not required to respond to this item.


ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that as of September 30, 2009 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in the Company's periodic filings with the SEC, such that the information relating to the Company required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There has been no material change in our internal control over financial reporting during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


Date: November 23, 2009                          By: /s/ Robert S. Corrigan
                                                     ------------------------
                                                     Robert S. Corrigan,
                                                     Chief Executive Officer