Form 10-K
period 2009-12-31
AcuNetx, Inc.
filed 2010-04-12
CIK 1097575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 2O549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2009

☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to _______________

Commission File No. 2-95626-D

ACUNETX, INC.

Nevada	88-0249812
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2301 W. 205TH STREET, SUITE 102, TORRANCE, CA 90501
 (Address of principal executive offices)

Registrant’s telephone number, including area code: (310) 328-0477

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $.001 Per Share

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐ No ☒

Indicate by check mark whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by nonaffiliates of the registrant, computed by reference to the closing sale price of such stock, was approximately $936,129 as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter. The registrant has no non-voting common equity.

As of March 19, 2010, there were 65,429,309 shares of Common Stock of the issuer outstanding.

Certain statements contained in this discussion or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words and phrases such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "designed to achieve", variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future - including statements relating to rent and occupancy growth, general conditions in the geographic areas where we operate – are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict.

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

Our products include the following:

•  Neurological diagnostic equipment that measures, tracks and records human eye movements, utilizing our proprietary technology and computer software, as a method to diagnose problems of the vestibular (balance) system and other balance disorders.

•  Devices designed to test individuals for impaired performance resulting from the influences of alcohol, drugs, illness, fatigue and other factors that affect eye and pupil performance.  These products target the occupational safety and law enforcement markets.

•  Orthopedic and cranio-maxillofacial (skull and jaw) surgery products, which generate new bone through the process of distraction osteogenesis.

Supplementing some of these products is a proprietary information technology system that is designed to establish product registry to individual patients and track device behavior for post-market surveillance, adverse event and outcomes reporting.

INTRODUCTION TO EYE-TRACKING DEVICES

Abnormal human eye movements and pupil reactions are excellent indicators of the presence of disease, drugs or other conditions that can alter the normal response of the human oculo-motor system.  Our medical eye-tracking technology addresses the central nervous system condition of nystagmus, a rapid, involuntary back-and-forth or up-and-down oscillation of the eyeball.  Nystagmus occurs in different forms and has a number of causes, ranging from the serious, e.g., a tumor in the brain or ear, to the “benign” or non-life threatening, such as positional dizziness.  The consumption of certain drugs and alcohol also causes nystagmus, and there is a direct and quantifiable correlation between blood alcohol concentration in the body and the onset of nystagmus.  Medical research conducted over the past fifty years has furnished evidence demonstrating a relationship between irregular eye movement and abnormal central nervous system physiology.  The numerous causes of these conditions include the influences of alcohol, drugs, illness, stress, extreme fatigue and other neurological conditions.  The underlying technology used in all of our eye-tracking products and use.  The products utilize infrared sensitive video cameras to monitor, record, and analyze eye performance and movement.  All of the products share in a modular concept to promote efficiency in manufacturing.  The products are PC-computer based, with specialized and proprietary hardware and embedded firmware.  A common element of the products is the Ocular Motor Module, which involves the subject donning goggles and looking at moving lights within a dark environment.  The products include an infrared sensitive Charge Coupled Device video camera, which provides a bright video image, with the person being tested seeing only a small stimulus or tracking light amid complete darkness.  All of our Video-Nystagmography (VNG) devices are designed to enable doctors to diagnose balance problems, including patients, especially the elderly, who are in danger of falling.

EYE-TRACKING PRODUCTS

MEDICAL PRODUCTS (IntelliNetx division): Video-nystagmography assesses eye movements using infrared video cameras, and it has largely replaced the prior technology, Electronystagmographic (ENG) testing.  ENG utilizes electrodes to assess eye movement, and a pen recorder to display the results, in order to assess problems in the balance systems of patients.

AcuNetx brought the use of infrared illumination of the eyes into clinical use in 1994, when the U.S. Food and Drug Administration (“FDA”) approved marketing of our House Infrared/VNG System.  Our device was the first to replace the electrodes with infrared sensitive video cameras and with computer digital processing that follows the movement of the eyes and graphically portrays the movements.  The test subject wears a lightweight goggle assembly, which contains miniature infrared video cameras.  The goggles comprise an essential component, because certain of the VNG tests require the patient to move his or her head and often to recline on an examining table.  The accuracy and display of the Infrared/VNG System has proved to be a significant improvement over other existing testing methods, including ENG.  In addition, the use of video by the Infrared/VNG System allows the test administrator or medical practitioner to observe the eye movements directly, and it can provide a digital video recording of the test for later playback and additional analysis.  Since 1994, when we received FDA clearance to market this product, most competitors have embraced video data acquisition as a superior technology.  Results elicited from the tests are used by physicians and clinicians.

We developed the AcuNetx system in conjunction with the world-renowned House Ear Clinic and House Ear Institute, in Los Angeles, California.  The “House” name is used with the permission of the House Ear Institute.

IMPAIRMENT DETECTION PRODUCTS (VisioNetx, Inc. subsidiary). Our impairment detection products include:

•  SafetyScan™, to screen workers in safety-sensitive jobs for physiological signs of impairment.  The system evaluates involuntary changes in eye movements and/or pupil reactions, which may result from drug or alcohol abuse, reactions to medication, medical conditions, stress or fatigue.  Occupations in the medical, aviation, emergency response, construction, manufacturing and transportation businesses are key markets for this technology.  Unlike most drug and alcohol test methods, SafetyScan™ functions without the need for extraction and testing of bodily fluids, such as urine.  SafetyScan™ determines whether or not a person is impaired at the time of the test and is not a test for past use of consciousness-altering substances.  Unlike blood, urine and saliva tests, which only measure the presence of a substance in the body, SafetyScan™ takes into account the physiological effects of the substance or “stressor”  While substance abuse receives more attention, worker impairment caused by other stressors, such as prescription and over-the-counter medications, extreme fatigue, and illness, all result in significant expense to employers.  Workers suffering from such impairments are characterized by low productivity, more accidents, higher workers’ compensation and insurance costs, and equipment and merchandise damage.

SafetyScan™ is based on methods developed by the federal government and used by law enforcement over the past 30 years.  SafetyScan™ is a simple computer system that evaluates the ability of an individual’s eyes to follow a moving light, and the ability of the pupil of the eye to react to dim and bright light stimuli.

SafetyScan™ is non-diagnostic and non-judgmental; it evaluates performance of the individual solely for safety and productivity purposes.  It takes only 90 seconds for SafetyScan™ to test the human eye by measuring twenty parameters of eye movement and pupil change, assessing parameters of position and reaction time of the eye itself and the size of pupil.  SafetyScan™ reports the result of the test instantly with a “Pass” or “Fail” result.

Unlike SafetyScan™, traditional drug tests do not determine on-the-job impairment in real time.  Companies and government agencies around the world are beginning to evaluate our cost-effective technology as a replacement for traditional drug tests that require body fluids and are much more expensive to conduct.  We believe that SafetyScan™ will be especially useful where fatigue in the workplace has an impairing effect on workers.  To this end, we have contracted with a major human alertness technology consulting and research organization to optimize SafetyScan™ for fatigue testing.  We believe SafetyScan™ will appeal to employers with round-the-clock workforces who desire to reduce industrial accidents caused by employee fatigue and to improve worker alertness and safety.

•  HawkEye™ is an evidence-capture device for use by state and federal DREs, or Drug Recognition Experts, in evaluating DUI suspects, in the field and in training mode.  In most states, law enforcement agencies use a six point evaluation of people thought to be intoxicated, known as the Standardized Field Sobriety Test (“SFST”).  The SFST includes three tests for balance, and three tests involving eye performance.  We believe there is a need for a product that can be utilized not only in the jail or precinct house, but in the field by law enforcement personnel in traffic patrol cars.  Our HawkEye ™ product will soon be offered as an advanced prototype in a ‘handheld’ or highly portable configuration.
Current police practices nationwide involve training of officers in the SFST, and some advanced officers in Drug Recognition Expert (DRE) are trained in protocols to evaluate individuals suspected of DUI or other drug impairment.  Both methods evaluate eye signs extensively, and this evidence has met the exacting Frye standard for scientific validity in courts.  Until the invention of HawkEye™, there existed no means for the officer to capture irrefutable objective evidence.

Our HawkEye™ product allows direct capture and digital recording of eye motions and pupil responses on video, exactly as observed by the police officer.

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

Our OrthoNetx subsidiary holds patents and FDA approvals for a family of osteoplastic surgery products that generate new bone through the process of Distraction Osteogenesis, the growing of new of elongated bone.  Together, these products address an estimated $730 million potential worldwide market.  The first of these products, the GenerOs™ CF craniofacial bone generator, has been available for commercial sale since December 2004.

Our GenerOs™ CF craniofacial bone generator, assists surgeons in treating conditions such as birth deformities of the skull, facial bones and jaws.  It is a small, proprietary device that enables distraction of the bones of the face and skull to correct developmental, congenital, and acquired defects and deficiencies.  The device is made of surgical grade stainless steel with an internal gear system that allows for activation to take place even though the device is buried below the skin and soft tissues.  The device is often implanted through incisions inside the mouth, thus minimizing external surgical scars.  The GenerOs™ CF device utilizes two blocks that are fixed to the bone on either side of a surgically created bone, cut with miniscrews.  A small transcutaneous activation pin is turned, which drives a mechanism to separate the two blocks.  As the two blocks are separated, the bone gap is increased, to a recommended distance of 1mm per day.  After the desired separation is achieved (usually 10mm - 20mm in most cases), the pin is removed and the device is left in position on the bone until the bone is completely calcified.  The device is then removed in a small outpatient procedure.  GenerOs CF will distract up to 20 millimeters, which is adequate for approximately 95% of cases.

Our GenerOs ™ SB small bone generator has the same form factor and specifications as GenerOs CF.  The difference is an extension of approved indications for small bones of the extremities.  We have received FDA clearance for commercialization of this device.

In 2007, AcuNetx reached an agreement in principal with Robinson MedSurg of Lone Tree, Colorado (“RMS”), that would permit RMS to market and sell our proprietary line of bone distraction devices.  RMS is a distributor of medical devices for maxillofacial, craniofacial, and orthopedic use.  RMS has special marketing and product supporting relationships with independent resellers throughout the world.  The company is owned by Dr. Randolph Robinson, M.D. DDS, the inventor of the OrthoNetx line of distraction devices, and the largest shareholder of AcuNetx, Inc.

MARKETING

VIDEONYSTAGMOGRAPHY (VNG) PRODUCTS. Marketing of the Infrared/VNG System is conducted by AcuNetx through independent distributors.  One major distributor, MedTrak Technologies, Inc, operates through a network of independently owned sub-distributors, known as special instrument dealers.  These independently owned businesses are distributors of not only our VNG System, but a variety of allied and related products for the audiometric and otolaryngology (“ENT”) markets.  These distributors work across the United States and operate in assigned territories.  In addition, there are several foreign distributors that market the product in Latin America, Canada, and the Middle East.  We plan to obtain the “CE” mark of approval to offer the product in the European Community.

The market for the VNG products is relatively mature and represents an estimated annual growth rate of 5%. Because of the advancement of technology spurred by our introduction of video data acquisition methods in 1994, the market for replacement products has been strong. We intend to expand efforts to open new markets for our products, including the neurology market, through our distributors.

IMPAIRMENT DETECTION PRODUCTS.  We have test-marketed an early version of SafetyScan™ and have sold a few units in the prison system for inmate testing in drug rehabilitation programs.  In general, government drug testing regulations are based on urine testing, so testing of employees by governmental agencies, quasi-governmental agencies and certain regulated industries must comply with these regulations.  Accordingly, some modification of these regulations may be necessary in order for the SafetyScan™ to gain broad acceptance in sectors subject to federal drug test regulations, such as those regulated by the Department of Transportation and certain others.  We have conducted discussions with various government agencies regarding modification of applicable regulations and procedures so that they will encompass testing based on eye movement and performance.  While certain governmental agencies have expressed an interest in the VisioNetx products, we believe that modifying governmental testing regulations may be a lengthy process, and success is not assured.

For these and other reasons, the Company is developing marketing plans that focus on nongovernmental private sector companies that are not regulated by the federal government with respect to testing employees for substance abuse.  In general, these are companies with major safety issues related to their operations.  These companies tend to have employees in close proximity to, and often in charge of operating, very expensive and dangerous capital equipment in often vulnerable or hostile environments; and some of these companies may have encountered recent “cataclysmic” events that have resulted in high-level corrective activities within their enterprises.  There are many companies in various industries that meet these criteria, and the marketing plan will focus on those portions of the industry that are not subject to governmental regulation.

Recently, we have entered a distribution agreement for SafetyScan™ products with Circadian Technologies, Inc., a research and consulting firm to industry, concerning shift work and worker safety issues.

Over the last several months, VisioNetx has been negotiating a Joint Venture agreement which will focus on the completion of SafetyScan’s “proof of concept” along with the accumulation of significant test-bed data. At very little cost to AcuNetx, the intention is to provide the Joint Venture with a number of SafetyScans and Hawkeyes in order to conduct impairment testings in the workplace. We believe this development will allow a smooth transition to the funding and development of SafetyScan II.  VisioNetx expects to conclude the operating terms and conditions of the Joint Venture in the near future. In addition, Dr. Terry Knapp resigned as VisioNetx Chairman on May 4, 2010.

HawkEye™.  In 2007, We successfully completed a licensing agreement with our majority-owned subsidiary, VisioNetx, Inc.  The agreement permits us to manufacture, market and distribute the HawkEye™ video system to law enforcement agencies throughout the world.  AcuNetx uses a direct-to-customer marketing strategy based on the Internet, E-marketing and a focused approach to conferences and seminars.  Sales of this product commenced in 2007.

COMPETITION

VIDEONYSTAGMOGRAPHY (VNG) PRODUCTS.  The principal competitors in the medical market producing VNG testing equipment are MicroMedical Technologies, Inc., ICS Medical Corporation and Interacoustics.  Since our VNG product was introduced in 1994, these competitors have developed similar video-based VNG goggle products.  As a result, the market has become very competitive and subject to pricing pressures.  To combat this competitive pressure, AcuNetx has reduced manufacturing costs to increase its gross profit margins.

IMPAIRMENT DETECTION PRODUCTS. Competition for SafetyScan™ will come from companies that have developed tests and devices that evaluate motor and cognitive skills. These take the form of hand-eye coordination tests, divided attention tests, and other behavioral tests or series of tests administered either in series or selectively. We have identified three such competitors that have marketed these products in the past, including Performance Factors, Inc., Essex Corporation, and Pulse Medical Instruments.

We believe that only Pulse Medical Instruments has developed a product that could be directly competitive with our products.  The product differs from the others manufactured by our competitors in that it does not use the law enforcement testing paradigm which forms the basis for SafetyScan; its results are displayed in graphic form on a computer monitor for the qualified expert to interpret.  Based on information available to us, we anticipate that such a product will be more expensive than SafetyScan™.  Also, we believe it is not versatile enough to determine impairment regardless of the case of the impairment: one model is for fatigue, another for alcohol and drugs, etc.  As a result, we are not aware of whether that product has been validated as a useful device.  SafetyScan™ differs from its competitors’ approach, because the SafetyScan™ test evaluates changes in eye performance, which are involuntary responses and not under the control of the individual.  For this reason, these responses cannot be faked, changed, improved upon or learned.  All of the competitive forms of performance tests known to us can be learned, and over time the individual being tested can improve his skills in responding to those tests and therefore potentially deceive the tester or alter the test results improperly.  We believe that this differs from our product gives our products an additional important competitive advantage over other forms of performance testing.  SafetyScan™ also competes with drug and alcohol abuse test kits and devices, which rely principally on collection and testing of urine or breath samples.  In addition, certain drug and alcohol abuse tests now being developed will test saliva and/or hair for evidence of the presence of certain drugs or alcohol.  Additional advantages of SafetyScan™ over other tests, include the immediacy of result feedback, and the non-invasive nature of the test procedure.  We believe that the potential for occupational safety improvement that SafetyScan™ will provide for life-risk professions, such as airline pilots, bus drivers and train engineers, will make the system a very important breakthrough for public safety in these fields.

There are no currently known competitors for the HawkEye™ line of products.

DISTRACTION OSTEOGENESIS DEVICES.

Several companies offer devices which compete with our GenerOs™ devices, including Stryker Leibinger GmbH & Co (bone distraction systems), KLS Martin, L.P. (distraction osteogenesis products), Walter Lorenz Surgical, Inc., a subsidiary of Biomet, Inc. (distraction osteogenesis devices), Ace Surgical Supply Co. (external mandible and dental distraction devices), Osteomed, Inc. (internal mandibular distraction device) and Wells Johnson Company (mandibular distraction device).  We believe our distraction osteogenesis devices offer features that differentiate them from competitive devices currently available.  Our devices are generally smaller and more adaptable to the bone, making it easy for the surgeon to use on patients of all ages and varying osteoplastic surgery needs.  Also, our craniofacial device can be inserted through the mouth for lower jaw applications and can be positioned for virtually any distraction vector required, and it features break-off plates, which make it fast and simple for the surgeon to insert.  Finally, its removable, low profile activation pin is unobtrusive and leaves a minimal scar.

MANUFACTURING

We have internally performed all design and engineering of our VNG, SafetyScan™ and HawkEye™ products, and have developed all software and validation of software algorithms that are used in the analysis portion of the proprietary software.

All of our products boast a modular concept for efficiency in manufacturing.  Manufacturing of components of both the VNG products and SafetyScan™ is outsourced.

We attempt not to rely on a single supplier for the manufacturing of components.  Our GenerOs distraction osteogenesis devices are manufactured under contract by High Precision Devices, Inc.

GOVERNMENT REGULATION

Our VNG products have been cleared for marketing by the U.S. Food and Drug Administration (FDA), and we are licensed by the State of California as a Medical Device Manufacturer.  SafetyScan™ and HawkEye™ are not subject to FDA regulation, as they are not considered medical devices.  However, as discussed above under “Marketing,” government regulations on substance abuse testing for government employees and certain private companies impact our ability to market the SafetyScan™ in these areas

Our distraction osteogenesis products are medical devices, subject to regulation by the FDA and corresponding state agencies.  In order for us to market these products for clinical use in the United States, we must obtain clearance from the FDA via 510(k) pre-market notification or approval by a more extensive submission known as a pre-market approval application (“PMAA”).  In addition, certain material changes to medical devices are subject to FDA review and clearance or approval.  The FDA currently has cleared three of our products for sale under 510(k); the GenerOs CF, the GenerOs SB and the GenerOs EX. Sales of medical devices outside of the United States are subject to regulatory requirements that vary from country to country.  The time required to obtain approval or sales internationally may be longer or shorter than that required for FDA clearance, and the requirements may differ.

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

VisioNetx is the owner of a patent issued in August 1992, covering certain technology underlying the SafetyScan™ equipment, principally relating to the apparatus for testing for impairment by tracking eye movements and pupil reactions to presented stimuli.  VisioNetx has two patents pending for SafetyScan™, while two patents have been approved for issue for the HawkEye™ devices and technology.  Additionally, our OrthoNetx subsidiary is the owner of two patents and a patent pending covering our devices for distraction osteogenesis.

The existence of patents may be important to our future operations, but there is no assurance that additional patents will be issued.  We also rely on unpatented technology, know-how and trade secrets covering a number of items, particularly the methods of obtaining data regarding eye performance; and we rely on confidentiality agreements and internal procedures to protect information.

EMPLOYEES

AcuNetx employs two full time employees, one in an executive and administrative position, and one in operations, engineering and research.  We also employ two part-time employees and retain several consultants in the areas of sales & marketing and finance.  Our employees are not parties to any collective bargaining agreement, and we believe that our employee relations are satisfactory.

ITEM 1A.  RISK FACTORS

As a “smaller reporting company,” no response is required.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

As a “smaller reporting company,” no response is required.

ITEM 2.  PROPERTIES

The principal offices of AcuNetx are located at 2301 West 205th Street, Suite 102, Torrance, California 90501.  The offices, with an adjacent manufacturing floor, occupy 1,620 square feet, and the lease expires on January 31, 2011.  The current monthly lease payment is $2,106.  These offices are considered satisfactory for conducting both corporate business and the production and shipment of our products.  We believe that suitable additional space will be available to accommodate planned expansion.

ITEM 3.  LEGAL PROCEEDINGS

AcuNetx is not a party to any material legal proceedings.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Common stock is Traded on the OTC Bulletin Board under the symbol “ANTX”.  The following table sets forth the quarterly high and low closing prices for the Company’s Common Stock, as reported on the OTC Bulletin Board, during the 2008 and 2009 calendar years.

	LOW	HIGH
2009
First Quarter	0.002	0.015
Second Quarter	0.009	0.04
Third Quarter	0.01	0.02
Fourth Quarter	0.01	0.011

2008
First Quarter	0.03	0.18
Second Quarter	0.07	0.12
Third Quarter	0.03	0.08
Fourth Quarter	0.03	0.08

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

HOLDERS

As of December 31, 2009, AcuNetx Common Stock was held of record by approximately 259 holders.  Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners.

DIVIDENDS

The Company has not paid cash dividends on its Common Stock, and the Company has no present intention of paying cash dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about the Company’s common stock that may be issued upon the exercise of options, warrants or rights under the Company’s existing equity compensation plans.  The information in this table is as of December 31, 2009.

	Number of securities
	issuable upon
	exercise of	Weighted average
	outstanding	exercise price of
	options,	outstanding options,	Number of securities
PLAN CATEGORY	warrants and rights	warrants, and rights	remaining available
Equity compensation plans approved by security holders	0	0	N/A
Equity compensation plans not approved by security holders	5,424,066	$0.11	8,615,934

Total	5,424,066	$0.11	8,615,934

On March 27, 2006, the Board of Directors adopted the 2006 Stock Incentive Plan to provide for the issuance of incentive stock options and/or nonstatutory options to all employees and nonstatutory options to consultants and other service providers.  Generally, all options granted to employees and consultants expire in five and three years, respectively, from the date of grant.  All options have an exercise price equal to or higher than the fair market value of the Company’s stock on the date the options were granted.  Options generally vest over three years.  The plan reserves 14 million shares of common stock under the Plan and is effective through December 31, 2015.

ITEM 6.  SELECTED FINANCIAL DATA.

As a “smaller reporting company,” no response is required.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

AcuNetx has invested substantial funds in the last several years, developing and validating its products.  We produce and market the Infrared/Video VNG System, both as a branded product for our major distributor and under the IntelliNetx brand internationally and through independent distributors.  In 2009, the VNG line of medical products, and Hawkeye traffic sobriety testing devices, together accounted for virtually all of our revenue.  While the VNG products are being sold into a relatively mature market, the Hawkeye market is in the beginning of its product life cycle.

Recent research has indicated that additional markets may be suitable for our VNG lines, and we will continue to explore those opportunities with our distributors and partners.  Several ongoing initiatives are important to our future success.  In 2009, we made several important changes to realign our resources.

First, we have accelerated marketing and sales of the HawkEye™ eye observation and recording system, now leased from VisioNetx, and this should allow AcuNetx management to address this market and generate revenues from the product.  We believe that we have approximately half of the current, limited market for non-portable devices, and that our planned minor technological advancements to the Hawkeye line, rendering the devices fully portable, will open up to us a multi-billion dollar market in which we currently have established penetration.

Second, we continue to pursue sales and marketing activities for our IntelliNetx division, to take advantage of the growing global opportunity for balance assessment and fall prevention in the elderly, which we believe has the potential to develop into a substantial new market.  For example, we have for the first time established an in-house sales group to sell to the recently untouched California market in our home state.

We believe that the OrthoNetx product line still has significant potential value in the marketplace, either for development or acquisition.

Additionally, the company is exploring the sale of OrthoNetx to one of several potential buyers who have expressed interest.

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008.

Revenues from sales of products declined by $121,132, or 11.5%, from $1,054,330 in 2008, to $933,198 in 2009. 2009 was a difficult year for the physicians who purchase our VNG systems. Given this economy’s tight credit markets in 2009, a significant problem for our physician customers was the inability to qualify for leases, given the much higher standards directed by the lessors. We are finding that the credit markets for our doctors are easing slightly so far this year. Additionally, we have heard from many physicians that the uncertainty of changes in Medicare reimbursements represented by the then-pending Healthcare Legislation was of enough concern to delay the purchase of a VNG system. In 2009, 66 IntelliNetx and private label medical systems were sold, compared to 66 of the same systems sold in 2008.

Two major distributors accounted for approximately 54% of our sales revenues in 2009, and in 2008 accounted for 45%.  HawkEye™ eye observation and recording law enforcement system sales provided an additional $47,251 revenue (7 units)  in 2009 compared with an additional $90,000 of revenue (15 systems) in 2008. For several months, the Company was unable to take purchase orders due to a software engineering redesign requested by significant customer feedback.

Gross profit declined from $684,079 (65%) in 2008 to $666,812 (72%) in 2009.  That decline was due to lower sales revenues but offset by higher gross profit margins.  The 2008 net loss of $715,696 decreased by $398,934, or 55.7%, to $316,762 in 2009.  The decrease was due primarily to the renegotiation of a marketing agreement with a major distributor, lower stock option expenses and a decrease in selling, general and administrative expenses, which decreased $124,171, or 10.6%, from $1,174,663 in 2008 to $1,050,492 in 2009.

Inventory turnover ratio in 2009 was approximately 3.2:1, compared to 3:1 in 2008.  Inventory was down $32,807, or 33.1%, from $99,020 at December 31, 2008 to $66,213 on December 31, 2009.  Year end net accounts receivable totaled $12,165 on December 31, 2009, a decrease of $67,002, or 84.6%, from $79,167 on December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, the Company had $7,698 in cash and cash equivalents, $12,165 in net accounts receivable, and $66,213 in inventory.  Conversely, the Company had $1,689,145 of current liabilities, which included accounts payable of $458,524.  The Company also had accrued liabilities of $1,001,525, and notes payable of $379,096, with an accumulated deficit of $12,774,800.  AcuNetx has no plans for significant capital equipment expenditures for the foreseeable future.

GOING CONCERN

The Company’s independent auditors have included an explanatory paragraph in their report on the December 31, 2009 consolidated financial statements discussing issues which raise substantial doubt about the Company’s ability to continue as a “going concern.”  The going concern qualification is attributable to the Company’s operating losses during the year and the amount of capital which the Company projects it needs to satisfy existing liabilities and achieve profitable operations.

Management understands the comments in the auditor’s report relative to the Company as a going concern.  We have taken a number of actions, described above and in the footnotes, to obtain financing, significantly reduce expenses and conserve cash.  We have also hired an internal sales force, to complement the occasionally inconsistent, and in some cases non-existent, sales by the company’s network of representatives.  All activities well as the HawkEye ™ product for law enforcement applications, which continue to serve as our source of revenue.  These activities will include maintaining the excellent relationships already formed with our suppliers, distributors, and customers.  Any future expenses not related to this core business will be examined in the light of our current liquidity position before approval.  Management believes that the plan that has been implemented will allow continuing operations and improvements over time.

EFFECT OF INFLATION

We do not believe that inflation has had a material effect on our net sales or profitability in recent years.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” no response is required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of AcuNetx are attached as a separate section of this Annual Report on Form 10-K, commencing with page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Management and the Board of Directors have agreed that the following plan will be used to implement management’s responsibility for establishing and maintaining adequate internal controls over financial reporting (ICOFR).

RISK EVALUATION & METHOD OF ASSESSMENT.

Management’s evaluation of ICOFR effectiveness was conducted using the financial control elements provided by the Committee of Sponsoring Organizations (COSO) framework.  The assessment of risks and internal controls was conducted by all appropriate service providers and member employees of the Company with moderator of the assessment done by the Chairman of our Audit Committee.  A log of this assessment is available for detailed study.

The result of this assessment indicates that there are no material weaknesses in internal controls as of December 31, 2009 that would impact the 2009 financial statements.  While management concluded that ICOFR were effective, the assessment did highlight areas that could be improved as described below:

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

With a small number of employees, the risk for fraud and/or inaccurate financial reporting is minimized because we do not duplicate functions and spread responsibilities to multiple parties.

EFFECTIVENESS OF INTERNAL CONTROLS.

The primary judge of the effectiveness of controls is the quarterly and annual audits that have been done over the past several years and the recent assessment that confirms that there are no material deficiencies that impact the 2009 financial statements.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only a management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to the Company’s ICFOR during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  Other Information.

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information on the officers and directors of the Company:

NAME	AGE	POSITION
Robert S. Corrigan	56	President, CEO, Acting CFO and Chairman of the Board of Directors
Ronald A. Waldorf	62	Director
Peter Miterko	56	Director
Steven Butler	49	Director

Directors hold office for a period of one year from their election at the annual meeting of shareholders or until their successors are duly elected and qualified.

Mr. Corrigan is the Chairman, President and CEO and CFO of AcuNetx.  He has been a director of VisioNetx since its inception in 2007 and has been a director of AcuNetx since 2005.  He has been Chairman and Chief Executive Officer of Centennial Capital Group, Inc. for the past twelve years.  CCGI is an investment banking enterprise which assists developmental stage and other companies in corporate finance, mergers and acquisitions and business development.  Prior to founding CCGI, Mr. Corrigan was employed by the major financial services companies of Merrill Lynch, Pierce Fenner & Smith, Inc. and Paine Webber, Inc. Mr. Corrigan is a Director of AcuNetx, Inc, and VisioNetx, Inc. Mr. Corrigan holds a B.S. degree from Castleton State College, Castleton, Vermont and an M.S. from Youngstown State University, Youngstown, Ohio.

Mr. Waldorf was President and CFO of AcuNetx, Inc. until his retirement in 2008.  He is currently a director of the company and has been for many years.  He acted as Chairman of the Board of Directors of Eye Dynamics between 1991 and 2005.  He is the co-inventor of the IR/Video ENG System, SafetyScan and HawkEye products.  Since 1969 Waldorf has been active in the field of otolaryngology, primarily in an academic research environment at the University of Florida, College of Medicine and at the University of California (Irvine), Department of Surgery.  He has published numerous articles on vestibular and optokinetic research in international scientific and medical journals and was the principal investigator in a research grant funded by the National Institute of Health/National Institute on Alcohol Abuse and Alcoholism (NIH/NIAAA).  Mr. Waldorf earned an M.S. from the Department of Physiology of the College of Medicine, University of Florida, in 1972.

Mr. Miterko is a partner and Executive Vice President of Denver Management Advisors, Inc.  Previously, he was Chairman of HR Source, the largest compensation, consulting and human resources outsourcing firm in the Rocky Mountain area.  As a partner at Ernst & Young, Peter founded and ran the Human Resources Consulting Division of the firm, and served on the firm’s U.S. Operating Committee.  Peter practiced law in New York City, where he also served as senior associate in compensation and benefits at Carter, Ledyard & Milburn, a Wall Street law firm.  He has also served on the Board of the Association of Private Pension and Welfare Plans, a Washington, D.C. based lobbying group and has taught compensation and benefits law at the University Of Denver School Of Law.

Mr. Butler, age 49, has been President and CEO of Denver Management Advisors, a compensation and benefits consulting firm, since 2007.  Between 2005 and 2007, he was CEO of Startek, Inc., an NYSE-listed business process outsourcing firm.  Between 2002 and 2004, he was President and CEO of S.D. Butler Financial Consulting Services, LLC, which provided consulting services to startup businesses.  Mr. Butler has also served as CEO and CFO of Verado, Inc., a NASDAQ-listed data center company, and as managing Director of Finance and Treasurer of United Pan-Europe Communications, a Netherlands-based cable TV service provider.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth compensation awarded or paid by the Company to its Executive Officers during the fiscal years ended December 31, 2009 and 2008.

Summary Compensation Table

Name and principal position	Year	Salary	Option awards	Total
	($)	($)	($)

Robert S. Corrigan - CEO/CFO	2009	150,000.00	0.00	150,000.00
Robert S. Corrigan - CEO	2008	58,333.00	30,000.00	88,333.00

Ronald A. Waldorf - CEO	2009	12,000.00	0.00	12,000.00
	2008	75,000.00	0.00	75,000.00

Dennis G. Geselowitz - CFO	2009	37,500.00	0.00	37,500.00
	2008	25,000.00	25,268.00	50,268.00

(A)  Options vested and valued using assumptions as described in Note 11 of Notes to Financial Statements-- Stock Options And Warrants.

(B)  Award amended per Narrative Disclosure to the Summary Compensation Table.

Narrative Disclosure to the Summary Compensation Table

In July 2008, former CEO Ron Waldorf resigned, and the Board approved Robert Corrigan’s appointment as CEO, under which he was to receive a salary of $150,000 per year, and a stock grant of 1 million shares.  In September, 2008, the Board approved the employment agreement of CFO Dennis Geselowitz, under which he receives an annual salary of $90,000, and options to purchase 1 million shares of the company’s common stock, vesting over a 2-year period.

Effective June 1, 2009, Dennis Geselowitz, Chief Financial Officer of the Company, was no longer employed by the Company.  Robert S. Corrigan, President of the Company, will serve as Acting Chief Financial Officer until a permanent Chief Financial Officer can be hired.

COMPENSATION OF DIRECTORS

The following table provides information concerning the compensation of all directors for the year ended December 31, 2009.

Director Compensation

	Name	Option	All other	Total
	awards	compensation
	($)	($)	($)

Robert S. Corrigan	0.00(A)	0.00	0.00	0.00

Peter Miterko	0.00(B)	0.00	0.00	0.00

Steven Butler	0.00(C)	0.00	0.00	0.00

(A)850,000 Options outstanding as of 12/31/2009.
(B)630,000 Options outstanding as of 12/31/2009.
(C)377,400 Options outstanding as of 12/31/2009.

Narrative Disclosure to the Director Compensation Table

During 2009, the Board of Directors agreed to waive compensation for 2009 services, awarding no additional stock pursuant to the 2006 Stock Option Plan established on March 27, 2006.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of the Common Stock of the Company as of December 31 2009, by (i) each person known by the Company to beneficially own 5% or more of the outstanding Common Stock of the Company; (ii) each of the Company’s directors; (iii) the Named Executive Officers identified in the Summary Compensation Table; and (iv) all directors and Named Executive Officers of the Company as a group.

Name	Address		Shares Owned	% Owned

Randolph Robinson	7144 S Chapparal Cir E Centennial, CO 80016		8,834,760.00	12.5%
Winchester Financial Services Limited	295 Madison Ave 5th Floor NY, NY 10017		3,571,429.00	5.0%
Robert Corrigan	2301 W. 205th St, Suite 102, Torrance, CA 90501	1	1,650,000.00	2.3%
Peter Miterko	2301 W. 205th St, Suite 102, Torrance, CA 90501	2	687,143.00	1.0%
Ronald Waldorf	2301 W. 205th St, Suite 102, Torrance, CA 90501		502,100.00	0.7%
Steven Butler	2301 W. 205th St, Suite 102, Torrance, CA 90501	3	377,400.00	0.5%

1 - Total includes 1,350,000 options
2 - Total includes 630,000 options
3 - Total includes 377,400 options

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.  Shares of common stock subject to securities currently convertible or convertible within 60 days after March 24, 2010, are deemed to be outstanding in calculating the percentage ownership of a person or group but are not deemed to be outstanding as to any other person or group.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities (the “10% Stockholders”), to file reports of ownership and changes of ownership with the Securities and Exchange Commission.  Officers, directors and 10% Stockholders of the Company are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms so filed.

Based upon a review of filings made and other information available to it, the Company believes that each of the Company’s present Section 16 reporting persons filed all forms required of them by Section 16(a) during the year 2009.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Company by Spector, Wong & Davidian, LLP for professional services rendered for the fiscal years ended December 31, 2009 and 2008:

Fee Category	Fiscal 2009 Fees	Fiscal 2008 Fees

Audit Fees	$65,000.00	$65,000.00
Audit-Related Fees
Tax Fees
All Other Fees

Total Fees	$65,000.00	$65,000.00

Audit Fees.  Consists of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are generally provided by Spector, Wong & Davidian, LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees.  Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”  There were no Audit-Related services provided in fiscal 2009 or 2008.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax fees provided in fiscal 2009 or 2008

All Other Fees. Consists of fees for products and services other than the services reported above.  There were no management consulting services provided in fiscal 2009 or 2008.

Policy On Audit Committee Pre-Approval Of Audit And Permissible Non-Audit Services Of Independent Auditors

The Company’s Audit Committee, subject to Board of Directors consent, pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval would generally be provided for up to one year and any pre-approval would be detailed as to the particular service or category of services, and would be subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee and Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included herein or incorporated by reference:

2.1	Agreement and Plan of Merger, dated September 1, 2005, among Eye Dynamics, Inc., OrthoNetx, Inc., and Eye Dynamics Acquisition Corp. (1)

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Amended and Restated Bylaws (2)

10.1	Employment Agreement, dated December 23, 2005 between the Company and Ronald A. Waldorf (2)

10.2	Exclusive Licensing Agreement, dated November 1, 1989 between the Company and Ronald A. Waldorf (3)

10.3	Licensing Agreement, dated November 15, 2004 between the Company and Terry Knapp (2)

10.4	Exclusive Manufacturing, Sales, Licensing and Software Ownership Agreement, dated May 18, 2006 between the Company and Medtrak, Inc. (3)

10.5	Industrial Lease, dated January 22, 2010, between the Company and Koll/Per Torrance Commerce Center, LLC

10.6	AcuNetx, Inc. 2006 Non-Executive Directors’ Stock Plan (2)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference from Report on Form 8-K dated September 1, 2005.

(2) Incorporated by reference from Report on Form 10-KSB for the fiscal year ended December 30, 2005, filed on March 31, 2006.

(3) Incorporated by reference from Report on Form 10-KSB for the fiscal year ended December 30, 2006, filed on April 13, 2007.

(4) Incorporated by reference from Report on Form 10-SB filed on December 13, 1999.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AcuNetx, Inc.

Date:April 12, 2010	By:	/s/ Robert S. Corrigan
Robert S. Corrigan, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

(1)    Principal Executive Officer and Principal Financial and Accounting Officer

/s/ Robert S. Corrigan	Chief Executive Officer and Acting Chief Financial Officer	April 12, 2010
Robert S. Corrigan

(3)    Directors

/s/ Robert S. Corrigan	Director	April 12, 2010
Robert S. Corrigan

/s/ Peter Miterko	Director	April 12, 2010
Peter Miterko

/s/ Steven Butler	Director	April 12, 2010
Steven Butler

/s/ Ronald A. Waldorf	Director	April 12, 2010
Ronald A. Waldorf

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

HAROLD Y. SPECTOR, CPA	SPECTOR & ASSOCIATES, LLP	70 SOUTH LAKE AVENUE
STEVEN M. SPECTOR, CPA	Certified Public Accountants	SUITE 630
	(888) 584-5577	PASADENA, CA 91101
FAX (626) 584-6447
admin@swdcpa.com

To the Board of Directors and
Stockholders of AcuNetx, Inc.

We have audited the accompanying consolidated balance sheets of AcuNetx, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AcuNetx, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Spector & Associates, LLP
Pasadena, CA
March 12, 2010

ACUNETX, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	December 31, 2009	December 31, 2008
ASSETS
Current Assets
Cash	$7,698	$12,715
Restricted Cash	-	15,636
Accounts receivable, net	12,165	79,167
Inventory	66,213	99,020
Prepaid expenses and other current assets	8,499	51,816
Total Current Assets	94,575	258,354

Property and equipment, net	1,600	10,355
Goodwill	-	-
Other intangible assets	113,716	114,996
Deferred tax assets	220,635	220,635
Other investments	1,500	15,000
Other assets	2,020	2,020

TOTAL ASSETS	$434,046	$621,360

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$458,524	$429,766
Accrued liabilities	1,001,525	909,508
Current portion of convertible debt	24,876	-
Current portion of long-term debt	204,220	211,768
Total Current Liabilities	1,689,145	1,551,042

Convertible debt, net of debt discount of $124 and $3,124 for 2009 and 2008, respectively	-	36,876

Long-Term Debt	150,000	150,000

Total Liabilities	1,839,145	1,737,918

Stockholders' Deficit
Common stock, $0.001 par value; 100,000,000 shares authorized;
65,429,309 shares issued and outstanding	65,429	65,429
Common stock to be issued	-	-
Paid-in capital	11,338,699	11,288,208
Accumulated deficit	(12,774,041)	(12,457,279)
Total AcuNetx Inc. Stockholders' Deficit	(1,369,913)	(1,103,642)
Noncontrolling deficit in subsidiary	(35,186)	(12,916)
Total Stockholders' Deficit	(1,405,099)	(1,116,558)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$434,046	$621,360

ACUNETX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR YEARS ENDED DECEMBER 31, 2009 AND 2008

	For the years ended December 31,
	2009	2008
Sales - Products	$933,198	$1,054,330

Cost of sales - products	266,386	370,251

Gross profit	666,812	684,079

Operating Expenses:
Selling, general and administrative expenses	1,050,492	1,174,663
Stock option expense	16,521	167,404
Total Operating Expenses	1,067,013	1,342,067

Operating loss	(400,201)	(657,988)

Other income(expenses)
Interest and other income	196,879	17,978
Interest and other expenses	(138,691)	(70,599)
Total other income (expenses)	58,188	(52,621)

Net loss before income taxes and minority interest	(342,013)	(710,609)

Provision for income taxes	800	(800)

Net loss before noncontrolling interest	(342,813)	(711,409)

Noncontrolling interest in losses of subsidiary	(26,051)	4,287

Net loss	$(316,762)	$(715,696)

Net Loss per share-Basic and Diluted	$(0.005)	$(0.011)

Weighted average number of common shares	65,429,309	65,387,583

ACUNETX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2007	65,142,880	$65,143	$11,125,546	$(11,741,583)	$(550,894)

Stocks to be issued for services			30,000		30,000

Issuance of stock for cash	286,429	286	19,764		20,050

Stock option and warrant expenses			159,143		159,143

Equity adjustments related to subsidiary stock transactions			(46,245)		(46,245)

Net loss				(715,696)	(715,696)

Balance at December 31, 2008	65,429,309	$65,429	$11,288,208	$(12,457,279)	$(1,103,642)

Stock option and warrant expenses			51,055		51,055

Equity adjustments related to subsidiary stock transactions			(565)		(565)

Net loss				(316,762)	(316,762)

Balance at December 31, 2009	65,429,309	$65,429	$11,338,699	$(12,774,041)	$(1,369,913)

ACUNETX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR YEARS ENDED DECEMBER 31, 2009 AND 2008

For Year ended Dec 31,	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	(316,762)	$(715,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	(26,051)	4,287
Depreciation and amortization	7,631	8,807
Issuance of stock and stock equity awards for services	54,272	133,053
Provision for bad debt	60,305	(3,692)
Amortization of debt discount	3,000	3,000
Intellectual property write-down	-	47,249
Unrealized (gain) loss on marketable securities	13,500	(14,100)
Gain on recovery from loan loss	-	(900)
Loss on sale of property	1,204	-
(Increase) Decrease in:
Accounts receivable	6,697	(30,441)
Inventory	32,807	105,259
Prepaid and other assets	43,317	21,869
Increase (Decrease) in:
Accounts payable and accrued expenses	120,775	150,396
Net cash provided by (used in) operating activities	695	(290,909)

CASH FLOW FROM INVESTING ACTIVITIES:
Decrease in restricted cash	15,636	59,364
Proceeds from sales of property	1,200	-
Capitalized Intellectual property	-	(12,871)
Net cash provided by investing activities	16,836	46,493

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from sales of common stocks	-	20,050
Proceeds from issuance of long-term debt	-	150,000
Net proceeds from convertible debt	-	15,000
Repayments on convertible debt	(15,000)	(75,000)
Repayments on notes payable	(7,548)	(58,081)
Net cash provided by (used in) financing activities	(22,548)	51,969

NET DECREASE IN CASH	(5,017)	(192,447)

CASH BALANCE AT BEGINNING OF PERIOD	12,715	205,162

CASH BALANCE AT END OF PERIOD	$7,698	$12,715

Supplemental Disclosures of Cash Flow Information:
Taxes Paid	$0	$0
Interest paid	$27,135	$38,884
Schedule of Noncash Investing and Financing Activities:
Issuance of stock options for accrued expenses	$0	$1,036

ACUNETX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND CRITICAL ACCOUNTING POLICIES

AcuNetx, Inc., a Nevada corporation, (the “Company” or “AcuNetx”, formerly known as Eye Dynamics, Inc. or “EDI”) and its subsidiaries OrthoNetx Inc. and VisioNetx Inc., combine diagnostic, analytical and therapeutic devices with proprietary software to permit health providers to diagnose and treat balance disorders and various bone deficiencies; law enforcement officers to evaluate roadside sobriety; and employers in high-risk industries to determine, in real-time, the mental fitness of their employees to perform mission-critical tasks.  AcuNetx is headquartered in Torrance, California.

AcuNetx is organized around a dedicated medical division (i) IntelliNetx, a medical division with neurological diagnostic equipment, and two separate subsidiary companies: (ii) OrthoNetx, Inc., a wholly-owned medical subsidiary company with devices that create new bone, and (iii) VisioNetx, Inc., a majority-owned subsidiary company with products for occupational safety and law enforcement.  For all its devices, AcuNetx is integrating an information technology (IT) platform that allows the device to capture data about the physiological condition of a human being.  The company’s IT platform is designed to gather data and connect the device-related data with users and support personnel.

AcuNetx products include the followings: (a) Neurological diagnostic equipment that measures, tracks and records human eye movements, utilizing the company’s proprietary technology and computer software, as a method to diagnose problems of the vestibular (balance) system and other balance disorders; (b) Devices designed to test individuals for impaired performance resulting from the influences of alcohol, drugs, illness, stress and other factors that affect eye and pupil performance.  These products target the occupational safety and law enforcement markets; (c) Orthopedic and craniomaxillofacial (skull and jaw) surgery products, which generate new bone through the process of distraction osteogenesis; and (d) A proprietary information technology system called SmartDevice-Connect™ (“SDC”) that establishes product registry to individual patients and tracks device behavior for post-market surveillance, adverse event and outcomes reporting, and creates “smart devices” that gather and transmit physiological data concerning the device and its interaction with patients.

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

ACUNETX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND CRITICAL ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition: The Company recognizes revenue from the sale of products, and related costs of products sold, where persuasive evidence of an arrangement exists, shipment has occurred, the seller’s price is fixed or determinable and collectibility is reasonably assured.

For its domestic customers, the Company supplies systems through several distribution channels; though its IntelliNetx sales group of manufacturer representatives and international dealers, its private label distributor, MedTrak Technologies, Inc. (Scottsdale, AZ) and its direct sales, commission-based, HawkEye™ team.

Revenue is recognized when products are shipped.  Based on the Company’s historical experience with returns, no provisions are established for estimated product returns and allowances.  Price discounts and other sales incentives are charged to sales when sales are recognized.

The Company provides repair and maintenance, consulting and education services to its customers.  Revenue from such services is generally recognized over the period during which the service is performed or on a service-performed basis.

The Company evaluated FASB ASC 985-605 (formerly Statement of Position No. 97-2), “Software Revenue Recognition” , but does not expect that ASC 985-605 will have a material impact on the Company’s financial position, results of operations, or cash flows since the Company did not sell, license, lease or market any individual computer software.  The Company’s computer software is included with equipment sales and is not sold separately.

Accounts Receivable: The Company carries its accounts receivable at cost less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on the history of past write-offs and collections and current credit conditions.  An allowance for doubtful accounts of $18,334 and $5,164 has been established for the years ended December 31, 2009 and 2008, respectively.

Stock-Based Compensation: The Company accounts for its stock options in accordance with FASB ASC 718-10 (formerly Statement No.123(R)), “Share-Based Payment”. ASC 718-10 requires the recognition of the cost of services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award.  ASC 718-10 also requires the stock option compensation expense to be recognized over the period during which the recipient is required to provide service in exchange for the award (the vesting period).

Stock-based employee compensation incurred for the years ended December 31, 2009 and 2008, was $16,521 and $167,404, respectively.

The Company accounts for stock issued to non-employees in accordance with the provisions of ASC 505-50 and the EITF Issue No. 00-18, “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods Or Services.” ASC 505-50 states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  Under the guidance in Issue 00-18, the measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

ACUNETX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND CRITICAL ACCOUNTING POLICIES (CONTINUED)

Convertible Promissory Notes And Warrants: The Company has evaluated all freestanding instruments and embedded features embodied in the Convertible Promissory Notes financing arrangement in accordance with current accounting standards for complex financing transactions.  The following points illustrate the key considerations in the Company’s evaluation:

●
The terms and features of the Convertible Promissory Notes resulted in the Company’s conclusion that the instrument was more akin to a debt security than an equity security.  Therefore, embedded features that met the definition of derivative financial features were evaluated for their clear and close relationship with a debt instrument.  Significant features included conversion features; redemption features and interest features.  While conversion features, such as those included in the Convertible Promissory Notes, are generally not clearly and closely related to debt instruments, the Company was afforded the “Conventional Convertible” exemption from derivative accounting.  While redemption features and interest features are generally considered clearly and closely related to debt instruments, the Company was also afforded the “Conventional Convertible” exemption from derivative accounting.

●
The terms and features of the freestanding warrants were evaluated under the guidance for equity classification set forth in ASC 815-40 (formerly EITF 00-19), “Accounting For Derivative Financial Instruments Indexed To A Company’s Own Stock” and EITF 05-04, “The Effect Of A Liquidating Damages Clause On A Freestanding Financial Instrument Subject To EITF 00-19.” As a result, the Company concluded that the warrants did not rise to an uneconomic settlement.  In addition, all other indicators of equity provided in ASC 815-40 were present.  Therefore, the warrants were afforded equity classification.

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

Fair Value Measurements: On January 1, 2008, the Company adopted the provision of ASC 820-10 (formerly SFAS No. 157), "Fair Value Measurements," except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date ahs been delayed by one year.  The Company measures at fair value certain financial assets and liabilities, including its marketable securities trading

ASC 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under ASC 820-10 are described below:

ACUNETX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND CRITICAL ACCOUNTING POLICIES (CONTINUED)

●	Level 1 Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

●	Level 2 Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

●	Level 3 Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

	Fair Value Measurements as of December 31, 2009
	Total	Level 1	Level 2	Level 3
Marketable securities
Trading	$1,500	$1,500	$0	$0

The adoption of ASC 820-10 did not have a material effect on the Company’s financial position or results of operations.

OTHER SIGNIFICANT ACCOUNTING POLICIES:

Cash Equivalents: For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Concentrations Of Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments.  The Company places its cash with high quality financial institutions and limits its credit exposure with any one financial institution.  At times, the Company’s bank account balances may exceed federally insured limits.

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

Property And Equipment: Property and Equipment are valued at cost.  Maintenance and repair costs are charged to expenses as incurred.  Depreciation is computed on the straight-line method based on the following estimated useful lives of the assets: 3 years for computer software, 5 to 7 years for computer and office equipment, and 7 years for furniture and fixtures.  Depreciation expense was $6,351 and $7,709 for 2009 and 2008, respectively.

ACUNETX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

There was no impairment of other intangible assets for the year ended December 31, 2009 or 2008.

Goodwill: The Company accounts for Goodwill and Intangible Assets in accordance with ASC 805-10 (formerly SFAS No. 141), “Business Combinations” and ASC 350-10 (formerly SFAS No. 142), “Goodwill And Other Intangible Assets.” Under ASC 350-10, goodwill and intangibles that are deemed to have indefinite lives are no longer amortized but, instead, are to be reviewed at least annually for impairment.  Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value.  Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions.  Changes in these estimates and assumptions could materially affect the determination of the fair value and/or goodwill impairment for each reporting unit.

Income Taxes: Income tax expense is based on pretax financial accounting income.  Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.  Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.

Advertising Costs: The Company uses advertising and marketing to promote its product lines.  These costs are expensed when time the advertising or marketing takes place.  There were no advertising expensesfor 2009 and 2008.

Shipping And Handling Costs: The Company historically has included inbound shipping charges in cost of sales and classified outbound shipping charges as operating expenses.  For the years ended December 31, 2009 and 2008, the outbound shipping charges included in operating expenses were $18,932 and $22,271, respectively.

ACUNETX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND CRITICAL ACCOUNTING POLICIES (CONTINUED)

Research and Development Costs: Research and development costs are expensed as incurred and consist primarily of product development costs.  Financial accounting standards require the capitalization of certain development costs after technological feasibility of the product is established.  In the development of the Company’s new products and enhancements to existing products, technological feasibility is not established until substantially all product development is complete.  As a result, product development costs that are eligible for capitalization are considered insignificant and are charged to research and development expense.  During the years ended December 31, 2009 and 2008, the corporation incurred no research and development costs.

Noncontrolling Interest (Deficit): Noncontrolling interest (deficit) represents other stockholders’ proportionate share in the equity (deficit) of VisioNetx, Inc.  At December 31, 2009, the Company owned approximately 74% of the issued and outstanding common stocks in VisioNetx, Inc.

New Accounting Pronouncements: On January 1, 2009, the Company adopted ASC 810-10 (formerly SFAS No. 160), "NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT TO ARB NO. 51." ASC 810-10 changed the Company's classification and reporting for its noncontrolling interests in its variable interest entity to a component of stockholders' equity and other changes to the format of its financial statements.  Except for these changes in classification, the adoption of ASC 810-10 did not have a material impact on the Company's financial condition or results of operations.

In April 2009, the FASB issued ASC 825-10-65 (formerly FSP No. FAS 107-1 and APB 28-1), "INTERIM DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS."  This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting.  In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments.  These additional disclosures will be required beginning with the quarter ending September 30, 2009.  The adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

In May 2009, the FASB issued ASC 855-10 (formerly SFAS No. 165), "Subsequent Events." The statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This new standard is effective for fiscal years or interim periods after June 15, 2009. The adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

In June 2009, the FASB issued ASC 860-10 (formerly SFAS No. 166), "ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS, AN AMENDMENT OF FASB STATEMENT NO. 140." The statement improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This new standard is effective for fiscal years beginning after November 15, 2009. The adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

In June 2009, the FASB issued ASC 810-10 (formerly SFAS No 167), "AMENDMENTS TO FASB INTERPRETATION NO. 46(R)." The statement changes the approach to determining the primary beneficiary of a variable interest entity (VIE) and requires companies to more frequently assess whether they must consolidate VIEs. This new standard is effective for fiscal years beginning after November 15, 2009. The adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

ACUNETX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND CRITICAL ACCOUNTING POLICIES (CONTINUED)

In June 2009, the FASB issued ASC 105-10 (formerly SFAS No. 168), "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statements No. 162". The statement establishes the Accounting Standards Codification TM (Codification) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Under the Codification, all of its content will carry the same level of authority. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

NOTE 2 - GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As indicated in the accompanying consolidated financial statements, the Company incurred operating losses totaling $316,762 and $715,696 for the years ended December 31, 2009 and 2008, respectively.  In addition, the Company has a working capital deficit of $1,594,570 and an accumulated deficit of $12,774,041 as of December 31, 2009.  Total liabilities exceeded total assets by $1,405,099.  In the near term, the Company expects the operating cash flows will not be sufficient to cover all the old debt and payables.

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

ACUNETX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

Accounts Receivable, Net	December 31, 2009	December 31, 2008
Accounts Receivable	$30,499	$84,331
Allowance for Bad Debt	(18,334)	(5,164)
Total Accounts Receivable, Net	$12,165	$79,167

Inventory
Finished Goods	$66,213	$46,316
Demo units	46,682	72,754
Allowance for loss in inventory	(46,682)	(20,050)
Total Inventory	$66,213	$99,020

Prepaid Expenses and Other Current Assets
Prepaid Insurance	$8,099	$4,042
Employee Advance	400	6,058
Other Prepaid Expenses	-	41,716
Total Prepaids and Others	$8,499	$51,816

Property and Equipment, Net
Furniture and Fixtures	$1,114	$9,531
Equipment	40,530	40,530
Software	5,757	5,757
	47,401	55,818
Accumulated Depreciation	(45,801)	(45,463)
Total Property and Equipment, Net	$1,600	$10,355

Accrued Liabilities
Warranty reserve	$2,664	$3,045
Accrued payroll and related taxes	221,211	67,081
Accrued consulting fees	279,483	259,692
Commissions payable	19,264	7,596
Deferred Revenues	50,190	14,016
Accrued vacation	41,022	58,502
Accrued professional fees	209,547	171,136
Related party payable	-	(10)
Accrued Interest	27,701	4,758
Other accrued liabilities	150,444	323,693
Total Accrued Liabilities	$1,001,525	$909,508

ACUNETX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - OTHER INTANGIBLE ASSETS

The Company capitalizes intellectual property costs as incurred, excluding costs associated with Company personnel, relating to patenting its technology.  The majority of capitalized costs represent legal fees related to patent applications.  Awarded patents will be amortized over the shorter of the economic or legal life of the patent.

One patent was awarded in November 2009 and two patents were awarded in December 2007.  These patents are being amortized using the straight-line method over a life of 20 years from the date of each respective award.

The Company’s intangible assets consisted of the following at December 31, 2009 and 2008:

	2009	2008
Pending Intellectual Property	$88,622	$94,140
Awarded patents	27,472	21,954
Accumulated amortization	(2,378)	(1,098)
Other Intangible Assets, Net	$113,716	$114,996

Future amortization expense as of December 31, 2009 was as follows:

Years ended December 31,
2010	$1,374
2011	1,374
2012	1,374
2013	1,374
2014 and over	19,598
Total	$25,094

NOTE 5 - OTHER INVESTMENTS

The Company's other investment consisted of 1,000,000 shares of preferred stock in a public-traded company with carrying values of $1,500 and $15,000 as of December 31, 2009 and December 31, 2008, respectively. The shares are classified as trading securities, of which the shares were reported in the balance sheet at fair value with realized and unrealized gains and losses included in current period operations. An unrealized loss of $13,500 and an unrealized gain of $14,100 were recorded at December 31, 2009 and 2008, respectively.

ACUNETX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - BORROWINGS

Long-Term Debt

At December 31,	2009	2008
Installment note payable secured by computer equipment. Monthly payments total $81, including interest at 18.99%. The original note amount was $2,062. Matures July 21, 2009.	$-	$783

Reconstructed note payable to related party. Monthly interest payment only at 13% through January 31. 2008. Effective February 1, 2008, principal and interest payment based on a 36-month amortization. Matures August 1, 2009. (a)	204,220	210,985

Secured note payable to a customer. Monthly interest payment only at 10%. A balloon payment due on April 1, 2011. (b)	150,000	150,000

	354,220	361,768
Less: Current Maturities	(204,220)	(211,768)
Long-term debt	$150,000	$150,000

(a) On June 30, 2008, the Company entered into an Agreement for Extension and Amendment of a Note ("Agreement") with a related party. Under the Agreement, the Company's subsidiary, OrthoNetx, Inc. executed an Amended and Extended Promissory Note in favor of a related party, in the principal amount of $268,551. The new note replaces a promissory note issued by OrthoNetx, Inc. on January 30, 2005 in the original amount of $300,000. The new note bears interest at 13% per annum, and provides for payments of interest that commenced on August 1, 2007. Payments of principal and interest commenced on February 1, 2008, based on a 36-month amortization schedule. All principal and interest is due on August 1, 2009. On July 14, 2009, the Company entered into an Agreement for Extension and Amendment of a Note ("Agreement") with the related party. Under the Agreement, the related party agrees to apply $21,346 of interest in arrears to principal and convert the note into an interest only note commencing in August 2009.

(b) The Note provides that if, on the second anniversary of the date of the Note, AcuNetx has not set aside at least $100,000 for repayment of the Note upon maturity, the payee has the right to compel AcuNetx to conduct a private offering to raise the funds necessary to repay the Note. The Note also provides that if AcuNetx is unable to pay the balance at maturity, the payee is entitled to a penalty equal to 10% of the principal balance of the Note, payable monthly until fully paid.  As of December 31, 2009, no funds were set aside.

The following is a schedule of the maturities of long-term debt:

Years ended December 31,
2010	204,220
2011	150,000
$354,220

ACUNETX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - BORROWINGS (CONTINUED)

Series A Convertible Promissory Note

On May 21, 2007, VisioNetx Inc. conducted a private placement offering to sell and issue convertible notes and detachable warrants.  Each unit consisting of a convertible debenture and a detachable warrant to purchase shares of VisioNetx common stock. The note beared interest payable annually at 10% per annum, and is due the earlier of (i) December 31, 2010 or (ii) two years from the closing date of a minimum of $300,000 of units were sold. In the event that VisioNetx (i) issues and sells its common stock for aggregate consideration of at least $3.5 million (“Qualified Financing”) and (ii) the note has not been paid in full, then the entire outstanding principal and all unpaid accrued interest of the note shall automatically convert into shares of VisioNetx under the same terms and conditions as those for investors in the Qualified Financing. Subscribers to this offering will receive a warrant to purchase VisioNetx shares equal to a 150% of the common stock to be issued to investors in the Qualified Financing. The warrants expire in seven years after the date of issuance.

The offering closed on September 14, 2007. Through that date, VisioNetx had sold one half of a unit and received $25,000 in proceeds.  The Company allocated the proceeds between the convertible note ($17,500) and the warrants ($7,500) based on the management’s subjective judgment as the exercise price of the warrants and the conversion feature of the note were not determinable. The warrants were classified as a component of equity and charged against the note as a debt discount which will be amortized over the life of the note using the effective interest method.

Convertible Promissory Notes

On November 9, 2007, VisioNetx Inc. initiated a private placement offering to sell and issue convertible notes for up to $750,000. The offering price is $50,000 per unit consisting of a convertible debenture in the amount of $50,000 which has underlying warrants. The notes bear interest payable annually at 8% per annum, and are due the earlier of (i) eighteen months from the date of issue or (ii) upon completion of a financing of New Securities, as defined, of at least $2.0 million (“Qualified Financing”). Upon completion of a Qualified Financing the note holder shall convert the principal and interest of this note into the New Securities. Also upon conversion of the note, the note holder shall received warrants to purchase up to 100% of the number of New Securities to be issued. The warrants are exercisable for five (5) years.

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

Through September 2008, the Company had received $90,000 in proceeds from this offering and had deposited these funds in a restricted cash account. Under the terms of this offering, proceeds from the offering would have been available for use by the Company upon receipt of at least $300,000. In October 2008, VisioNetx decided to close the offering and returned $75,000 plus interest to two of the investors. In 2009, VisioNetx returned the remaining $15,000 plus interest to the investor.

ACUNETX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - BORROWINGS (CONTINUED)

	December 31, 2009	December 31, 2008
10% Series A Convertible Promissory Note, matures on December 31, 2010	$25,000	$25,000

8% Convertible Promissory Notes, matures commencing May 18, 2009	-	15,000
	25,000	40,000
Less: Unamortized debt discount	(124)	(3,124)
Convertible debt, net	$24,876	$36,876

NOTE 7 - INCOME TAXES

Provision for income taxes consisted of a minimum state franchise tax of $800 for years ended December 31, 2009 and 2008.

The provision for income taxes differs from the amount computed by applying the federal statutory rate to the income tax expense (benefit) at the effective rate is as follows:

For years ended December 31,	2009	2008
Income tax expense (benefit) at statutory rate	$(107,699)	$(241,607)
State tax expense, net of federal benefit	(272)	(272)
Nondeductible deferred stock services	18,452	45,238
Others	-	818
Valuation Allowance	90,319	196,623
Provision of income tax (benefit)	$800	$800

The components of the deferred net tax assets are as follows:

At December 31,	2009	2008
Net Operating Loss Carryforwards	$4,402,502	$3,019,283
Property and equipment	(1,704)	(1,130)
Accruals and reserves	2,365,014	2,272,997
Other	-	239
Valuation Allowance	(6,545,177)	(5,070,754)
Net deferred tax assets	$220,635	$220,635

The Company had removed the valuation allowance as of December 31, 2003 because it believed it was more likely than not that all deferred tax assets would be realized in the foreseeable future and was reflected as a credit to operations.  However, as of December 31, 2005, the Company’s ability to utilize its federal net operating loss carryforwards is uncertain due to the net loss of the year and the merger with OrthoNetx which has net operating loss carryforwards approximately of $1.7 million, as of that date, and thus a valuation reserve has been provided against the Company’s net deferred tax assets.

As of December 31, 2009, the Company has net operating loss carryforwards of approximately, $4,719,264 and $3,780,895 to reduce future federal and state taxable income, respectively.  To the extent not utilized, the federal net operating loss carryforwards began to expire in fiscal 2009 and the state net operating loss carryforwards will begin to expire in fiscal 2012.

ACUNETX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS’ EQUITY

Stock Compensation

On July 17, 2008, the Compensation Committee approved the issuance of 1,000,000 shares of common stock to the interim Chief Executive Officer as a signing bonus.  The shares are vested ratably over the remaining periods in 2008.  The shares were valued at quoted market price on the grant date and are amortized over the vesting period.  The stocks will be issued in 2010.

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

Subsidiary Stock Transactions

In 2007, VisioNetx agreed to issue 650,000 shares at a fair value of $0.10 per share to certain executives.  The shares were not to be issued until the first equity financing was obtained.  The aggregate amount of $65,000 was accrued and classified as an equity component.  In December 2008, the VisioNetx’s Board of Directors agreed to modify the terms and issued the shares; as a result, the aggregate fair value of these shares was reduced to $650.  VisioNetx recorded a credit of $92,556, including the accrued payroll taxes of $28,206 against the compensation expense.

The Company complies with the requirement of SEC Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary,” which requires that the difference between the carrying amount of parent’s investment in a subsidiary and the underlying net book value of the subsidiary after the issuance of stock by the subsidiary be reflected as either a gain or loss in the statement of operations or reflected as an equity transaction.  The Company has elected to record gains or losses resulting from the issuance of subsidiary’s stock as equity transactions.

ACUNETX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCK OPTIONS AND WARRANTS

Stock Options

On March 27, 2006, the Board of Directors approved and adopted the 2006 Stock Incentive Plan to provide for the issuance of incentive stock options and/or nonstatutory options to all employees and nonstatutory options to consultants and other service providers.  Generally, all options granted to employees and consultants expire in three to ten years from the date of grant.  All options have an exercise price equal to or higher than the fair market value of the Company’s stock on the date the options are issued.  It is the policy of the Company to issue new shares for stock option exercised and restricted stock, rather than issue treasury shares.  Options generally vest immediately or over a three year period.  The plan reserves 14 million shares of common stock under the Plan and shall be effective through December 31, 2015.

A summary of the status of stock options issued by the Company as of December 31, 2009 and 2008 is presented in the following table.

	2009		2008
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	9,818,168	$0.11	5,525,768	$0.15
Granted			6,082,400	$0.05
Expired/Cancelled	(4,394,102)	$0.10	(1,790,000)	$0.06
Outstanding at end of period	5,424,066	$0.11	9,818,168	$0.11

Exercisable at end of year	5,424,066	$0.11	8,526,501	$0.12

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes Merton option valuation model. The assumptions are listed in the table below. Expected volatilities are based on the historical volatility of the Company’s stock. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2009	2008
Weighted average fair value per option granted	N/A	$0.05
Risk-free interest rate	N/A	3.25%
Expected dividend yield	N/A	0.00%
Expected lives	N/A	5.00
Expected volatility	N/A	130.19%

ACUNETX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCKS OPTIONS AND WARRANTS (CONTINUED)

For the years ended December 31, 2009 and 2008, the Company recognized pre-tax stock option compensation expense of $13,305 and $159,143, respectively.

The following table sets forth additional information about stock options outstanding at December 31, 2009:

Stock Warrants

As of December 31, 2009 and 2008, the Company had 4,414,451 and 8,720,001 outstanding warrants, respectively.  The warrants allow for the purchase of common stock at pricing ranging from $0.001 to $0.10 per share.

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

A summary of the status of stock options issued by VisioNetx as of December 31, 2009 and 2008 is presented in the following table.

	2009		2008
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	425,500	$0.10	479,500	$0.00
Granted	-	$0.10	96,000	$0.10
Expired/Cancelled	(112,500)	$0.10	(150,000)	$0.10
Outstanding at end of period	313,000	$0.10	425,500	$0.10

Exercisable at end of period	293,370	$0.10	311,970	$0.10

ACUNETX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCKS OPTIONS AND WARRANTS (CONTINUED)

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes Merton option valuation model.  The assumptions are listed in the table below. Expected volatilities are based on the historical volatility of the AcuNetx’s stock.  The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2009	2008
Weighted average fair value per option granted	N/A	$0.04
Risk-free interest rate	N/A	3.45%
Expected dividend yield	N/A	0.00%
Expected lives	N/A	5.00
Expected volatility	N/A	134.64%

As of December 31, 2009 there was $1,218 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans.  That cost is expected to be recognized over a weighted average period of 9 months.

For the years ended December 31, 2009 and 2008, VisioNetx, Inc. recognized pre-tax stock option compensation expense of $3,216 and $8,259, respectively.

The following table sets forth additional information about stock options outstanding at December 31, 2009:

NOTE 10 - OFFERING

On September 1, 2009, the Company began an offering to issue up to $500,000 in 8% convertible notes. As of December 31, 2009, no sales were made.

NOTE 11 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For the Years Ended
	December 31,
	2009	2008
Numerator:
Net loss	$(316,762)	$(715,696)
Denominator:
Weighted average of common shares	65,429,309	65,387,583

Net loss per share-basic and diluted	$(0.005)	$(0.01)

As a result of our net loss for the years ended December 31, 2009 and 2008, all common share equivalents would have been anti-dilutive and therefore, have been excluded from the diluted net loss per share calculation.  The weighted average securities, consisting of stock options and warrants, that were either out of the money or anti-dilutive from our calculation of diluted net loss per share were approximately 13,772,418 and 15,663,870 for years ended December 31, 2009 and 2008, respectively.

ACUNETX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - MAJOR CUSTOMERS

During the years ended December 31, 2009 and 2008, major distributors accounted for $478,240 and $535,108 or 54% and 52% of IntelliNetx division revenues, respectively.

	2009		2008
National Distributor	$327,300	37%	$278,877	27%
SID Distributors	150,940	17%	256,231	25%
	$478,240	54%	$535,108	52%

NOTE 13 - SEGMENT INFORMATION

The Company evaluates its reporting segments in accordance with ASC 280-10 (formerly SFAS No. 131), “Disclosures about Segments of an Enterprise and Related Information.”  The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by ASC 280-10. The Chief Executive Officer allocates resources to each segment based on their business prospects, competitive factors, net sales and operating results.

In December 2006, the Company changed the structure of its internal organization to develop three market-oriented operations: (i) IntelliNetx (INX) division, (ii) OrthoNetx (ONX) Inc., a wholly-owned subsidiary, and (iii) VisioNetx (VNX) Inc, a majority-owned subsidiary.  The IntelliNetx division markets patented medical devices that assist in the diagnosis of dizziness and vertigo, and rehabilitate those in danger of falling as a result of balance disorders The OrthoNetx division markets patented medical devices that mechanically induce new bone formation in patients with skeletal deformities o the face, skull, jaws, extremities and dentition.  The VisioNetx division markets patented products that track and analyze human eye movements for worker impairment screening.  In addition, the Company licensed from its VisioNetx subsidiary the manufacturing and sales rights to VisioNetx’s law enforcement systems.

The Company reviews the operating companies’ to evaluate segment performance and allocate resources.  Operating companies’ income for the reportable segments excludes income taxes and amortization of goodwill.  The provision for income taxes is centrally managed at the corporate level and, accordingly, such items are not presented by segment.  The segments’ accounting policies are the same as those described in the summary of significant accounting policies.

The Company does not track its assets by operating segments.  Consequently, it is not practical to show assets by operating segments.

ACUNETX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SEGMENT INFORMATION (CONTINUED)

Summarized financial information of the Company’s results by operating segment is as follows:

	For years ended December 31,
	2009	2008
Net Revenue to external customers:
INX	$933,198	$1,035,564
ONX	-	18,766
VNX	-	-
Consolidated Net Revenue to external customers	$933,198	$1,054,330
Cost of Revenue:
INX	$266,386	$327,971
ONX	-	42,280
VNX	-	-
Consolidated Cost of Revenue	$266,386	$370,251
Gross Margin:
INX	$666,812	$707,593
ONX	-	(23,514)
VNX	-	-
Consolidated Gross Margin	$666,812	$684,079

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

	For years ended December 31,
	2009	2008
Total margin for reportable segments	$666,812	$684,079
Corporate and general and administrative expenses	(1,050,492)	(1,174,663)
Stock option expenses	(16,521)	(167,404)
Impairment of goodwill	0	0
Interest and Other Expense	(138,691)	(70,599)
Interest and Other Income	196,879	17,978
Net loss before income taxes and minority interest	$(342,013)	$(710,609)

ACUNETX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases facilities and a copier under operating leases.  As of December 31, 2009, the minimum annual operating lease payments were as follows:

Year Ended December 31,	Amount
2010	30,367
2011	2,519
$32,886

Rent expense totaled $21,651 and $23,833 for 2009 and 2008, respectively.  Certain lease agreements contain renewal options providing for an extension of the lease term at market rates.  The monthly lease payment for the copier does not include additional maintenance, insurance and per copy charges.

During 2009, the Company replaced some of its insurance policies, and there may have been a temporary intervening lapse.  Any exposure from this is considered extremely remote, with any theoretical liability negligible.

Marketing And Distribution Agreement

On May 25, 2006, the Company executed a Marketing and Distribution Agreement with a national distributor.  The agreement restructures the Company’s relationship with the national distributor into a nonexclusive one, so that the Company is in a position to manufacture and sell VNG products under its own brand names, as well as through the national distributor.  The Agreement is for a period of eight years, provides for successive three year options, and supersedes and replaces the previous Manufacturing, Sales, Licensing, and Software Agreement and the Sales Incentive Agreement.

The Company also executed a Consulting Agreement with the owner of the national distributor whereby the owner will provide advisory and consulting services to the Company for the purposes of improving the Company’s VNG products and other balance-related product lines.  The agreement is for a period of three years, and renews for an additional one year term.

The Consulting Agreement required payments of $100,000 per year payable in the Company’s common stock for eight consecutive years and cash payments of $45,000 per year for three consecutive years.  The parties agreed to setup an accrued liability in the amount of $100,000 per year rather than issue $100,000 per year in the Company’s common stock.

In April 2009, the Company amended its May 2006 agreement with the distributor to exchange an obligation to issue 4,194,451 of the Company's common stock to the distributor with the obligation to issue 4,194,451 warrants to purchase the Company's common stock for $0.001 per share. In addition, the distributor agreed to waive future obligations to issue $500,000 in stock and $225,000 in consulting work over the next five years. The Company remains liable to the distributor for past consulting fees in the amount of $132,000. Interest is being accrued at 4% on the balance until paid. The parties agreed on an early payment provision to reduce the payable to $105,600 if paid on or before December 31, 2009. In addition, there is an extension of the distribution agreement of 10 years from the date of amendment.

As a result, the Company recognized other income of $162,250 on these amendments.

ACUNETX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Employment Agreements

In July 2008, the Board approved an agreement with the Company’s interim Chief Executive Officer (CEO) providing that the CEO will receive an annual salary of $150,000 and 1 million shares of the Company’s common stock, to be issued in 2010.  The stock is fully vested.

NOTE 16 - DEPARTURE AND ELECTION OF NEW CHIEF EXECUTIVE OFFICER

As of June 1, 2009, Dennis Geselowitz, Chief Financial Officer of the Company, was no longer employed by the Company.  Robert S. Corrigan, President of the Company, will serve as Acting Chief Financial Officer until a permanent Chief Financial Officer can be hired.

On November 13, 2009 Collis Woodward resigned as CFO of VisioNetx, Inc. (VisioNetx).  At the time of his departure, VisioNetx owed Mr. Woodward an accrued salary of $35,165.

ACUNETX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - GUARANTEES AND PRODUCT WARRANTIES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims.  These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.

The terms of such obligations vary.  Generally, a maximum obligation is not explicitly stated.  Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated.  Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2009.

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

The following table presents the changes in the Company’s warranty reserve in the fiscal years ended December 31, 2009 and 2008:

For years ended December 31,	2009	2008
Beginning balance	$3,045	$11,339
Provision for warranty	(381)	(8,294)
Utilization of reserve		-
Ending balance	$2,664	$3,045