Form 10-Q
period 2010-03-31
AcuNetx, Inc.
filed 2010-06-24
CIK 1097575

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

or
☐ Transition Report Pursuant to Section 13 or 15 (d) of
the Securities Exchange Act of 1934

Commission file number: 0-27857

ACUNETX, INC.
 (Exact name of registrant as specified in its charter)

Nevada	88-0249812
(State of incorporation)	(I.R.S. Employer Identification Number)

2301 W. 205th Street, #102
Torrance, CA 90501

(Address of principal executive offices)

(310) 328-0477

 (Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒           NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such file).
YES ☐           NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐         NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of June 24, 2010 the Company had 65,429,309 shares of its $0.001 par value common stock issued and outstanding.

Table of Contents

		Page No.

Cautionary Note Regarding Forward-Looking Statements		2

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets
	March 31, 2010 (unaudited) and December 31, 2009	3

	Consolidated Statements of Operations
	Three Months Ended March 31, 2010 and 2009 (unaudited)	4

	Consolidated Statements of Cash Flows
	Three Months Ended March 31, 2010 and 2009 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	(Removed and Reserved)	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

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

Part I   FINANCIAL INFORMATION

Item 1 – CONSOLIDATED INTERIM FINANCIAL STATEMENTS

ACUNETX INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$1,876	$7,698
Accounts receivable, net	3,783	12,165
Inventory	67,230	66,213
Prepaid expense and other current assets	2,250	8,499
Total Current Assets	75,139	94,575

Property and equipment, net	1,313	1,600
Other intangible assets	115,169	113,716
Deferred tax assets	220,635	220,635
Other investments	1,500	1,500
Other assets	2,020	2,020

TOTAL ASSETS	$415,776	$434,046

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$456,458	$458,524
Accrued liabilities	1,038,535	1,001,525
Current portion of convertible debt	25,000	24,876
Current portion of long-term debt	204,220	204,220
Total Current Liabilities	1,724,213	1,689,145

Long-term debt	150,000	150,000

Total Liabilities	1,874,213	1,839,145

Stockholders' Deficit
Common stock, $0.001 par value; 100,000,000 shares
authorized; 66,729,309 and 65,429,309 shares
issued and outstanding, respectively	66,729	65,429
Paid-in-capital	11,313,346	11,338,699
Accumulated deficit	(12,838,512)	(12,774,041)
Total AcuNetx Inc. Stockholders' Deficit	(1,458,437)	(1,369,913)

Noncontrolling deficit in subsidiary	-	(35,186)
Total Stockholders' Deficit	(1,458,437)	(1,405,099)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$415,776	$434,046

See notes to interim unaudited consolidated financial statements

ACUNETX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three	Three
	Months ended	Months ended
	March 31, 2010	March 31, 2009

Sales - products	$244,237	$292,118
Cost of sales - products	66,191	74,532
Gross profit	178,046	217,586

Operating expenses
Selling, general and administrative expenses	223,093	263,776
Stock option expense	633	7,973
Total operating expenses	223,726	271,749

Operating loss	(45,680)	(54,163)

Other income (expense)
Interest and other income	-	31
Interest and other expense	(18,791)	(29,168)
Total other income (expense)	(18,791)	(29,137)

Net loss before income taxes and minority interest	(64,471)	(83,300)

Provision for income taxes	-	800

Net loss before noncontrolling interest	(64,471)	(84,100)

Noncontrolling interest in losses of subsidiary	-	(6,569)

Net loss	$(64,471)	$(77,531)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares	66,679,309	65,429,309

See notes to interim unaudited consolidated financial statements

ACUNETX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three	Three
	Months ended	Months ended
	March 31, 2010	March 31, 2009
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(64,471)	$(77,531)
Adjustments to reconcile net loss to net cash used in operating activities
Minority interest	35,186
Noncontrolling interest in loss of subsidiary	-	(6,569)
Depreciation and amortization	630	2,149
Issuance of stock and stock equity awards for service	(24,053)	7,973
Provision for bad debt	8,335	7,000
Amortization of debt discount	124	750
(Increase) decrease in:
Accounts receivable	47	(41,699)
Inventory	(1,017)	5,285
Prepaid and other assets	6,249	17,614
Increase (decrease) in:
Accounts payable and accrued expenses	34,944	80,958
Net cash used in operating activities	(4,026)	(4,070)

CASH FLOW FROM INVESTING ACTIVITIES
Increase in restricted cash	-	(31)
Capitalization of intellectual property	(1,796)	-
Net cash used in investing activities	(1,796)	(31)

CASH FLOW FROM FINANCING ACTIVITIES
Repayments on note payable	-	(6,765)
Net cash provided by (used in) financing activities	-	(6,765)

NET DECREASE IN CASH	(5,822)	(10,866)

CASH BALANCE AT BEGINNING OF PERIOD	7,698	12,715

CASH BALANCE AT END OF PERIOD	$1,876	$1,849

Supplemental disclosure of cash flow information
Taxes paid	$-	$-
Interest paid	$-	$4,784

Schedule of noncash investing and financing activities
Issuance of common stock for services	$10,500	$-

See notes to interim unaudited consolidated financial statements

ACUNETX INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

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

Presentation of Interim Information

The consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.  The consolidated interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2009, filed on April 12, 2010.

In the opinion of management, all adjustments necessary to summarize fairly the financial position and results of operations for such periods in accordance with accounting principles generally accepted in the United States of America.  All adjustments are of a normal recurring nature.  The results of operations for the most recent interim period are not necessarily indicative of the results to be expected for the full year.

Principle of Consolidation and Presentation

The accompanying financial statements include the accounts of AcuNetx, Inc. and its subsidiaries after elimination of all intercompany accounts and transactions.  Certain prior period amounts have been reclassified to conform to current period presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Management believes that the estimates utilized in the preparation of financial statements are prudent and reasonable.  Actual results could differ from these estimates.

Other Intangible Assets

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

There was no impairment of other intangible assets for the three months ended March 31, 2010 and 2009.

Goodwill

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

Net Income Per Share

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

Stock-Based Compensation

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

Stock-based employee compensation incurred for the three months ended March 31, 2010 and 2009, was $633 and $7,973, respectively.

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

Fair Value Measurements

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

	Fair Value Measurements as of March 31, 2010
	Total	Level 1	Level 2	Level 3
Marketable securities
Trading	$1,500	$1,500	$0	$0

The adoption of ASC 820-10 did not have a material effect on the Company’s financial position or results of operations.

Recent Accounting Pronouncements

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

NOTE 2 –GOING CONCERN

Going Concern

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As indicated in the accompanying consolidated financial statements, the Company incurred operating losses totaling $64,471 and $77,531 for the three months ended March 31, 2010 and 2009, respectively. In addition, the Company has a working capital deficit of $1,649,074 and an accumulated deficit of $12,838,512 as of March 31, 2010.  Total liabilities exceeded total assets by $1,458,437.  In the near term, the Company expects the operating cash flows will not be sufficient to cover all the old debt and payables.

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

NOTE 3 –BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

	March 31, 2010	December 31, 2009

Accounts Receivable, Net
Accounts Receivable	$13,782	$30,499
Allowance for Bad Debt	(9,999)	(18,334)
Total Accounts Receivable, Net	$3,783	$12,165

Inventory
Finished Goods	$67,230	$66,213
Demo units	46,682	46,682
Allowance for loss in inventory	(46,682)	(46,682)
Total Inventory	$67,230	$66,213

Prepaid Expenses and Other Current Assets
Prepaid Insurance	$2,250	$8,099
Prepaid rent and deposit	-	-
Employee Advance	-	400
Other Prepaid Expenses	-	-
Total Prepaids and Others	$2,250	$8,499

Property and Equipment, Net
Furniture and Fixtures	$1,114	$1,114
Equipment	40,530	40,530
Software	5,757	5,757
	47,401	47,401
Accumulated Depreciation	(46,087)	(45,801)
Total Property and Equipment, Net	$1,313	$1,600

Accrued Liabilities
Warranty Reserve	$2,691	$2,664
Accrued payroll and related taxes	229,841	221,211
Accrued consulting fees	274,757	279,483
Commissions payable	43,474	19,264
Deferred Revenues	78,816	50,190
Accrued vacation	33,804	41,022
Accrued professional fees	192,871	209,547
Related party payable	-	-
Accrued Interest	28,326	27,701
Other accrued liabilities	153,956	150,444
Total Accrued Liabilites	$1,038,535	$1,001,525

NOTE 4 – OTHER INTANGIBLE ASSETS

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

The Company’s intangible assets consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Pending Intellectual Property	$90,418	$88,622
Awarded Patents	27,472	27,472
Accumulated Amortization	(2,721)	(2,378)
Other Intangible Assets, Net	$115,169	$113,716

Future amortization expense as of March 31, 2010 was as follows:

Years ended December 31,
2010 (From April 1, 2010)	$1,031
2011	1,374
2012	1,374
2013	1,374
2014 and over	19,598
Total	$24,751

NOTE 5 – OTHER INVESTMENTS

The Company's other investment consisted of 1,000,000 shares of preferred stock in a public-traded company with carrying values of $1,500 as of March 31, 2010 and December 31, 2009.  The shares are classified as trading securities, of which the shares were reported in the balance sheet at fair value with realized and unrealized gains and losses included in current period operations.  There was no gross unrealized gain or loss for these securities as of March 31, 2010. An unrealized loss of $13,500 was recorded at December 31, 2009.

NOTE 6 – BORROWINGS

Long-Term Debt

	March 31, 2010	December 31, 2009
Reconstructed note payable to related party. Monthly interest payment only at 13% through January 31. 2008. Effective February 1, 2008, principal and interest payment based on a 36-month amortization. Matures August 1, 2009. (a)	204,220	204,220

Secured note payable to a customer. Monthly interest payment only at 10%. A balloon payment due on April 1, 2011. (b)	150,000	150,000

	354,220	354,220
Less: Current Maturities	(204,220)	(204,220)
Long-term debt	$150,000	$150,000

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

(b) The Note provides that if, on the second anniversary of the date of the Note, AcuNetx has not set aside at least $100,000 for repayment of the Note upon maturity, the payee has the right to compel AcuNetx to conduct a private offering to raise the funds necessary to repay the Note. The Note also provides that if AcuNetx is unable to pay the balance at maturity, the payee is entitled to a penalty equal to 10% of the principal balance of the Note, payable monthly until fully paid.  As of March 31, 2010, no funds were set aside.

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

NOTE 7 – INCOME TAXES

Provision for income taxes consisted of a minimum state franchise tax of $800 for the three months ended March 31, 2009.

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

NOTE 8 – STOCKHOLDERS’ EQUITY

Stock Compensation

On July 17, 2008, the Compensation Committee approved the issuance of 1,000,000 shares of common stock to the interim Chief Executive Officer as a signing bonus.  The shares are vested ratably over the remaining periods in 2008.  The shares were valued at quoted market price on the grant date and are amortized over the vesting period.  The stocks will be issued in 2010.

On January 15, 2010, the Compensation Committee and Board approved the issuance of 1,000,000 shares of common stock to the Chief Executive Officer.  The shares are fully vested and were valued at quoted market price on the grant date.

On January 15, 2010, the Compensation and Board approved the issuance to each of the Company’s independent directors 400,000 shares of common stock.  The shares fully vest in four equal amounts during 2010 and Shares were valued at quoted market price on the grant date.

NOTE 9 – STOCK OPTIONS AND WARRANTS

ACUNETX, INC.

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

A summary of the status of stock options issued by the Company as of March 31, 2010 and 2009 is presented in the following table.

	March 31, 2010		March 31, 2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	5,424,066	$0.11	9,818,168	$0.11
Granted	-	-	-	-
Expired/Cancelled	-	-	(65,000)	$0.22
Outstanding at end of period	5,424,066	$0.11	9,753,168	$0.10

Exercisable at end of year	5,424,066	$0.11	8,461,501	$0.12

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

	2010	2009
Weighted average fair value per option granted	N/A	N/A
Risk-free interest rate	N/A	N/A
Expected dividend yield	N/A	N/A
Expected lives	N/A	N/A
Expected volatility	N/A	N/A

The following table sets forth additional information about stock options outstanding at March 31, 2010:

Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$0.03-$0.30	5,424,066	4.42 years	$ 0.11	5,424,066

Stock Warrants

As of March 31, 2010, the Company had 4,414,451 outstanding warrants.  The warrants allow for the purchase of common stock at pricing ranging from $0.001 to $0.10 per share.

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

A summary of the status of stock options issued by VisioNetx as of March 31, 2010 and 2009 is presented in the following table.

	March 31, 2010		March 31, 2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	313,000	$0.10	425,500	$0.10
Granted	-	-	-	-
Expired/Cancelled	-	-	-	-
Outstanding at end of period	313,000	$0.10	425,500	$0.10

Exercisable at end of year	293,370	$0.10	329,678	$0.10

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

	2010	2009
Weighted average fair value per option granted	N/A	N/A
Risk-free interest rate	N/A	N/A
Expected dividend yield	N/A	N/A
Expected lives	N/A	N/A
Expected volatility	N/A	N/A

The following table sets forth additional information about stock options outstanding at March 31, 2010:

Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$0.10	313,000	5.55 years	$ 0.10	293,370

NOTE 10 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For the Three Month Ended
	March 31,
	2010	2009
Numerator:
Net loss	$(64,471)	$(77,531)
Denominator:
Weighted average of common shares	66,679,309	65,429,309

Net loss per share-basic and diluted	$(0.001)	$(0.001)

As a result of our net loss for the three months ended March 31, 2010 and 2009, all common share equivalents would have been anti-dilutive and therefore, have been excluded from the diluted net loss per share calculation.

NOTE 11 – MAJOR CUSTOMERS

During the three months ended March 31, 2010 and 2009, sales to major customers (those exceeding 10% of the Company’s net revenues) approximated 95% and 49%, respectively of the Company’s consolidated net revenues.

NOTE 12 – SEGMENT INFORMATION

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

Summarized financial information of the Company’s results by operating segment is as follows:

	For the Three Month Ended
	March 31,
	2010	2009
Net Revenue to external customers:
INX	$244,237	$292,118
ONX
VNX
Consolidated Net Revenue to external customers	$244,237	$292,118
Cost of Revenue:
INX	$66,191	$74,532
ONX
VNX
Consolidated Cost of Revenue	$66,191	$74,532
Gross Margin:
INX	$178,046	$217,586
ONX
VNX
Consolidated Gross Margin	$178,046	$217,586

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

	For the Three Month Ended
	March 31,
	2010	2009
Total margin for reportable segments	$178,046	$217,586
Corporate and general and administrative expenses	(212,593)	(263,776)
Stock option expenses	(633)	(7,973)
Interest and other expense	(18,791)	(29,168)
Interest and other income	-	31
Net loss before income taxes and minority interest	$(53,971)	$(83,300)

NOTE 13 – GUARANTEES AND PRODUCT WARRANTIES

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

The terms of such obligations vary.  Generally, a maximum obligation is not explicitly stated.  Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated.  Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of March 31, 2010.

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

The following table presents the changes in the Company’s warranty reserve in the three months ended March 31, 2010 and 2009:

	For the Three Month Ended
	March 31,
	2010	2009
Beginning balance	$2,664	$3,045
Provision for warranty	27	696
Utilization of reserve	-	-
Ending balance	$2,691	$3,741

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through June 24, 2010, the date the financial statements were issued, and no additional items were noted that need to be disclosed.

Item 2 – MANAGEMENT’S DISCUSSION AND ANAYLSIS OR PLAN OF OPERATION

Cautionary Note Regarding Forward-Looking Statements

Statements contained in this report include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "can," "will," "could," "should," "project," "expect," "plan," "predict," "believe," "estimate," "aim," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-Q and our Form 10-K for the fiscal year ended December 31, 2009 and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-Q speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Business Overview

AcuNetx has invested substantial funds in the last several years, developing and validating its products.  We produce and market the Infrared/Video VNG System, both as a branded product for our major distributor and under the IntelliNetx brand internationally and through independent distributors.  For 2010 and 2009, the VNG line of medical products, and Hawkeye traffic sobriety testing devices, together accounted for virtually all of our revenue.  While the VNG products are being sold into a relatively mature market, the Hawkeye market is in the beginning of its product life cycle.

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

Results of Operations

For the three months ended March 31, 2010 compared to the three months ended March 31, 2009

Revenues from sales of our products for the quarter ended March 31, 2010 were $244,237 compared to $292,118 for the corresponding period in 2009, a decrease of $47,881 or 19.6%.  The current economic climate and the uncertainty on health care reform as to how it affects Medicare reimbursements cutbacks have created a difficult marketplace.  While the number of units was up from 21 units in the first quarter of 2009 to 24 units in the first quarter of 2010, we had to reduce the selling price. Gross profit as a percentage of sales was 73% and 74% for the quarter ended March 31, 2010 and 2009, respectively.

Total operating expenses were $223,726 and $271,749, respectively for the quarter ended March 31, 2010 and 2009, a decrease of 21%.  The decrease can be attributed to lower stock option expense and other cost measurements that we  have been vigorously implementing.

Liquidity and Capital Resources

As of March 31, 2010, we had $1,876 in cash or cash equivalents, $3,783 in net accounts receivable, and $67,230 in inventory.  Conversely, there was $1,724,213 of current liabilities, which included accounts payable of $456,458.  We also had accrued liabilities of $1,038,535, and notes payable of $379,220, with an accumulated deficit of $12,842,597.  We have no plans for significant capital equipment expenditures for the foreseeable future.

Off-Balance Sheet Items

We have no off-balance sheet items as of March 31, 2010.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” we are not required to provide this information.

Item 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II  OTHER INFORMATION

Item 1. – LEGAL PROCEEDINGS

None.

Item 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2010 the Company issued 1,000,000 shares of Common Stock to its Chief Executive Officer as a stock bonus.  The shares are fully vested and were valued at quoted market price on the grant date.

During the quarter ended March 31, 2010 the Company issued 400,000 to each of the three independent members of the Board of Directors.  The shares fully vest in four equal amounts during 2010 and Shares were valued at quoted market price on the grant date.

The Company believes the issuances were exempt from the registration requirements of the Securities Act of 1933, as amended by reason of Section 4(2) thereof.

Item 3. – DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. – (REMOVED AND RESERVED)

None.

Item 5. – OTHER INFORMATION

None.

Item 6. – EXHIBITS

Exhibit No	Description
31.1	Certification of Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 24, 2010.

ACUNETX INC.

By:	/s/ Robert S. Corrigan
Robert S. Corrigan
Chief Executive Officer