Form 10-Q
period 2010-06-30
AcuNetx, Inc.
filed 2010-08-23
CIK 1097575

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010

or
[  ]  Transition Report Pursuant to Section 13 or 15 (d) of
the Securities Exchange Act of 1934

Commission file number: 0-27857

ACUNETX INC.
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
YES [  ]           NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 23, 2010 the Company had 67,029,309 shares of its $0.001 par value common stock issued and outstanding..

Table of Contents

		Page No.
Explanatory Note		2

Cautionary Note Regarding Forward-Looking Statements		2

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets
	June 30, 2010 (unaudited) and December 31, 2009	3

	Consolidated Statements of Operations
	Three Months Ended June 30, 2010 and 2009 and
	Six Months Ended June 30, 2010 and 2009 (unaudited)	4

	Consolidated Statements of Cash Flows
	Six Months Ended June 30, 2010 and 2009 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities	21

Item 4.	(Removed and Reserved)	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

EXPLANATORY NOTE

On July 12, 2010, Spector & Associates, LLP (“Spector”) resigned as AcuNetx Inc.’s (the “Company”) independent registered public accounting firm.  At the time of Spector’s resignation, there were no disagreements between the Company and Spector on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Spector would have caused Spector to make reference to the subject matter of the disagreement in connection with its reports on the Company’s consolidated financial statements for the Company’s fiscal year ended December 31, 2009 and December 31, 2008.  The Company has not yet engaged a successor accounting firm.

As a result of Spector’s resignation, the accompanying 2010 unaudited interim financial statements and notes thereto for the quarterly periods ended June 30, 2010 have not been reviewed in accordance with Statement of Auditing Standards No. 100 (“SAS 100”), as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Act of 1934. The Company intends to file an amendment to this Form 10-Q to file unaudited interim financial statements for the quarterly periods ended June 30, 2010 reviewed in accordance with SAS 100 as required by Rule 10-01(d) as promptly as practicable after it has engaged a successor independent registered public accounting firm.

Because the financial statements contained in this Form 10-Q do not meet the requirements of Rule 10-01 (d) of Regulation S-X, the Company may not be considered current in our filings under the Securities Exchange Act of 1934. Filing an amendment to this report, when the independent registered public accountants’ review is complete, would eliminate certain consequences of a deficient filing, but the Company may become ineligible to use Form S-3 to register securities until all required reports under the Securities Exchange Act of 1934 have been timely filed for the 12 months prior to the filing of the registration statement for those securities. The Company is evaluating the impact of filing a deficient Form 10-Q due to lack of a review by an independent registered public accounting firm on its covenants under its contractual commitments and the Securities Exchange Act.

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

Part I   FINANCIAL INFORMATION

Item 1 – CONSOLIDATED INTERIM FINANCIAL STATEMENTS

ACUNETX INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(unaudited and unreviewed)	(audited)
ASSETS
Current Assets
Cash	$18,721	$7,698
Accounts receivable, net	-	12,165
Inventory	63,125	66,213
Prepaid expense and other current assets	2,650	8,499
Total Current Assets	84,496	94,575

Property and equipment, net	1,027	1,600
Other intangible assets	114,826	113,716
Deferred tax assets	220,635	220,635
Other investments	1,500	1,500
Other assets	2,020	2,020

TOTAL ASSETS	$424,504	$434,046

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$455,177	$458,524
Accrued liabilities	1,017,354	1,001,525
Current portion of convertible debt	25,000	24,876
Current portion of long-term debt	204,220	204,220
Total Current Liabilities	1,701,751	1,689,145

Long-term debt	150,000	150,000

Total Liabilities	1,851,751	1,839,145

Stockholders' Deficit
Common stock, $0.001 par value; 100,000,000 shares
authorized; 67,029,309 and 65,429,309 shares
issued and outstanding, respectively	67,029	65,429
Paid-in-capital	11,318,179	11,338,699
Accumulated deficit	(12,812,455)	(12,774,041)
Total AcuNetx Inc. Stockholders' Deficit	(1,427,247)	(1,369,913)

Noncontrolling deficit in subsidiary	-	(35,186)
Total Stockholders' Deficit	(1,427,247)	(1,405,099)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$424,504	$434,046

See notes interim unaudited and unreviewed consolidated financial statements

ACUNETX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and unreviewed for 2010)

	Three	Three	Six	Six
	Months ended	Months ended	Months ended	Months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Sales - products	$157,042	$208,174	$401,279	$500,292
Cost of sales - products	27,215	58,946	93,406	133,478
Gross profit	129,827	149,228	307,873	366,814
	83%	72%	77%	73%
Operating expenses
Selling, general and administrative expenses	91,592	356,757	314,685	620,533
Stock option expense	633	6,394	1,266	14,367
Total operating expenses	92,225	363,151	315,951	634,900

Operating income (loss)	37,602	(213,923)	(8,078)	(268,086)

Other income (expense)
Interest and other income	-	193,298	-	193,329
Interest and other expense	(11,545)	(13,956)	(30,336)	(43,124)
Total other income (expense)	(11,545)	179,342	(30,336)	150,205

Net income (loss) before income taxes and minority interest	26,057	(34,581)	(38,414)	(117,881)

Provision for income taxes	-	-	-	800

Net income (loss) before noncontrolling interest	26,057	(34,581)	(38,414)	(118,681)

Noncontrolling interest in losses of subsidiary	-	(6,152)	-	(12,721)

Net income (loss)	$26,057	$(28,429)	$(38,414)	$(105,960)

Net income (loss) per share - basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares	68,495,887	65,429,309	66,855,276	65,429,309

See notes interim unaudited and unreviewed consolidated financial statements

 ACUNETX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and unreviewed for 2010)

	Six	Six
	Months ended	Months ended
	June 30, 2010	June 30, 2009
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(38,414)	$(105,960)
Adjustments to reconcile net loss to net cash used in operating activities
Minority interest	35,186
Noncontrolling interest in loss of subsidiary	-	(12,721)
Depreciation and amortization	1,259	4,301
Issuance of stock and stock equity awards for service	(18,920)	52,118
Provision for bad debt	18,334	46,756
Amortization of debt discount	124	1,500
(Increase) decrease in:
Accounts receivable	(6,169)	12,250
Inventory	3,088	(1,509)
Prepaid and other assets	5,849	33,935
Increase (decrease) in:
Accounts payable and accrued expenses	12,482	(32,129)
Net cash used in operating activities	12,819	(1,459)

CASH FLOW FROM INVESTING ACTIVITIES
Increase in restricted cash	-	15,216
Capitalization of intellectual property	(1,796)	-
Net cash used in investing activities	(1,796)	15,216

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	-	(6,765)
Net proceeds from convertible debt	-	(15,000)
Repayments on note payable	-	-
Net cash provided by (used in) financing activities	-	(21,765)

NET INCREASE (DECREASE) IN CASH	11,023	(8,008)

CASH BALANCE AT BEGINNING OF PERIOD	7,698	12,715

CASH BALANCE AT END OF PERIOD	$18,721	$4,707

Supplemental disclosure of cash flow information
Taxes paid	$-	$-
Interest paid	$-	$10,056

Schedule of noncash investing and financing activities
Issuance of common stock for services	$15,000	$-

See notes interim unaudited and unreviewed consolidated financial statements

ACUNETX INC.
NOTES TO INTERIM UNAUDITED AND UNREVIEWED
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

Presentation of Interim Information

The consolidated interim financial statements included herein have been prepared by the Company, without audit and without review, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.  The consolidated interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report to the Securities and Exchange Commission for the fiscal year ended December 31, 2009, filed on Form 10-K on April 12, 2010.

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

There was no impairment of other intangible assets for the six months ended June 30, 2010 and 2009.

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

Stock-based employee compensation incurred for the six months ended June 30, 2010 and 2009, was $1,266 and $14,367, respectively.

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

	Fair Value Measurements as of June 30, 2010
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

As indicated in the accompanying consolidated financial statements, the Company incurred operating losses totaling $38,414 and $105,960 for the six months ended June 30, 2010 and 2009, respectively. In addition, the Company has a working capital deficit of $1,617,255 and an accumulated deficit of $12,812,455 as of June 30, 2010.  Total liabilities exceeded total assets by $1,427,247.  In the near term, the Company expects the operating cash flows will not be sufficient to cover all the old debt and payables.

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

NOTE 3 –BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

	June 30, 2010	December 31, 2009
	(unaudited and unreviewed)	(audited)

Accounts Receivable, Net
Accounts Receivable	$-	$30,499
Allowance for Bad Debt	-	(18,334)
Total Accounts Receivable, Net	$-	$12,165

Inventory
Finished Goods	$63,125	$66,213
Demo units	46,682	46,682
Allowance for loss in inventory	(46,682)	(46,682)
Total Inventory	$63,125	$66,213

Prepaid Expenses and Other Current Assets
Prepaid Insurance	$2,250	$8,099
Employee Advance	400	400
Total Prepaids and Others	$2,650	$8,499

Property and Equipment, Net
Furniture and Fixtures	$1,114	$1,114
Equipment	40,530	40,530
Software	5,757	5,757
	47,401	47,401
Accumulated Depreciation	(46,374)	(45,801)
Total Property and Equipment, Net	$1,027	$1,600

Accrued Liabilities
Warranty Reserve	$2,691	$2,664
Accrued payroll and related taxes	233,823	221,211
Accrued consulting fees	271,757	279,483
Commissions payable	43,474	19,264
Deferred Revenues	63,211	50,190
Accrued vacation	33,804	41,022
Accrued professional fees	192,871	209,547
Accrued Interest	35,826	27,701
Other accrued liabilities	139,897	150,444
Total Accrued Liabilites	$1,017,354	$1,001,525

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

The Company’s intangible assets consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Pending Intellectual Property	$90,418	$88,622
Awarded Patents	27,472	27,472
Accumulated Amortization	(3,064)	(2,378)
Other Intangible Assets, Net	$114,826	$113,716

Future amortization expense as of June 30, 2010 was as follows:

Years ended December 31,
2010 (From July 1, 2010)	$688
2011	1,374
2012	1,374
2013	1,374
2014 and over	19,598
Total	$24,408

NOTE 5 – OTHER INVESTMENTS

The Company's other investment consisted of 1,000,000 shares of preferred stock in a public-traded company with carrying values of $1,500 as of June 30, 2010 and December 31, 2009.  The shares are classified as trading securities, of which the shares were reported in the balance sheet at fair value with realized and unrealized gains and losses included in current period operations.  There was no gross unrealized gain or loss for these securities as of June 30, 2010. An unrealized loss of $13,500 was recorded at December 31, 2009.

NOTE 6 – BORROWINGS

Long-Term Debt

	June 30, 2010	December 31, 2009
Reconstructed note payable to related party. Monthly interest payment only at 13% through January 31. 2008. Effective February 1, 2008, principal and interest payment based on a 36-month amortization. Matures August 1, 2009. (a)	204,220	204,220

Secured note payable to a customer. Monthly interest payment only at 10%. A balloon payment due on April 1, 2011. (b)	150,000	150,000

	354,220	354,220
Less: Current Maturities	(204,220)	(204,220)
Long-term debt	$150,000	$150,000

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

(b) The Note provides that if, on the second anniversary of the date of the Note, AcuNetx has not set aside at least $100,000 for repayment of the Note upon maturity, the payee has the right to compel AcuNetx to conduct a private offering to raise the funds necessary to repay the Note. The Note also provides that if AcuNetx is unable to pay the balance at maturity, the payee is entitled to a penalty equal to 10% of the principal balance of the Note, payable monthly until fully paid.  As of June 30, 2010, no funds were set aside.

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

NOTE 7 – INCOME TAXES

Provision for income taxes consisted of a minimum state franchise tax of $800 for the six months ended June 30, 2009.

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

On January 15, 2010, the Compensation Committee approved the issuance of 1,000,000 shares of common stock to the Chief Executive Officer.  The shares are fully vested and were valued at quoted market price on the grant date.

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

A summary of the status of stock options issued by the Company as of June 30, 2010 and 2009 is presented in the following table.

	June 30, 2010		June 30, 2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding at beginning of year	5,424,066	$0.11	9,818,168	$0.11
Granted	-	-	-	-
Expired/Cancelled	-	-	(2,544,102)	$0.07
Outstanding at end of period	5,424,066	$0.11	7,274,066	$0.12

Exercisable at end of year	5,424,066	$0.11	6,649,066	$0.13

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

The following table sets forth additional information about stock options outstanding at June 30, 2010:

Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$0.03-$0.30	5,424,066	4.42 years	$ 0.11	5,424,066

Stock Warrants

As of June 30, 2010, the Company had 4,414,451 outstanding warrants.  The warrants allow for the purchase of common stock at pricing ranging from $0.001 to $0.10 per share.

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

A summary of the status of stock options issued by VisioNetx as of June 30, 2010 and 2009 is presented in the following table.

	June 30, 2010		June 30, 2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	313,000	$0.10	425,500	$0.10
Granted	-	-	-	-
Expired/Cancelled	-	-	-	-
Outstanding at end of period	313,000	$0.10	425,500	$0.10

Exercisable at end of year	293,370	$0.10	347,583	$0.10

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

	2010	2009
Weighted average fair value per option granted	N/A	N/A
Risk-free interest rate	N/A	N/A
Expected dividend yield	N/A	N/A
Expected lives	N/A	N/A
Expected volatility	N/A	N/A

The following table sets forth additional information about stock options outstanding at June 30, 2010:

Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$0.10	313,000	5.55 years	$ 0.10	293,370

NOTE 10 – NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	For the Three Month Ended		For the Six Month Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$26,057	$(28,429)	$(38,414)	$(105,960)
Denominator:
Weighted average of common shares	68,495,887	65,429,309	66,855,276	65,429,309

Net income (loss) per share-basic and diluted	0.000	(0.000)	$(0.001)	$(0.002)

As a result of our net income (loss) for the three and six month ended June 30, 2010 and 2009, all common share equivalents would have been anti-dilutive and therefore, have been excluded from the diluted net income (loss) per share calculation.

NOTE 11 – MAJOR CUSTOMERS

During the six months ended June 30, 2010 and 2009, sales to major customers (those exceeding 10% of the Company’s net revenues) approximated 91% and 45%, respectively of the Company’s consolidated net revenues.

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

The Company does not track its assets by operating segments.  Consequently, it is not practical to show assets by operating segments.

Summarized financial information of the Company’s results by operating segment is as follows:

	For the Three Month Ended		For the Six Month Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net Revenue to external customers:
INX	$157,042	$208,174	$401,279	$500,292
ONX	-	-	-	-
VNX	-	-	-	-
Consolidated Net Revenue to external customers	$157,042	$208,174	$401,279	$500,292
Cost of Revenue:
INX	$27,215	$58,946	$93,406	$133,478
ONX	-	-	-	-
VNX	-	-	-	-
Consolidated Cost of Revenue	$27,215	$58,946	$93,406	$133,478
Gross Margin:
INX	$129,827	$149,228	$307,873	$366,814
ONX	-	-	-	-
VNX	-	-	-	-
Consolidated Gross Margin	$129,827	$149,228	$307,873	$366,814

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

	For the Three Month Ended		For the Six Month Ended
	June 30,		June 30,
	2010	2009	2010	2009
Total margin for reportable segments	$129,827	$149,228	$307,873	$366,814
Corporate and general and administrative expenses	(91,592)	(356,757)	(314,685)	(620,533)
Stock option expenses	(633)	(6,394)	(1,266)	(14,367)
Interest and other expense	(11,545)	(13,956)	(30,336)	(43,124)
Interest and other income	-	193,298	-	193,329
Net income (loss) before income taxes and noncontrolling interest	$26,057	$(34,581)	$(38,414)	$(117,881)

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

The terms of such obligations vary.  Generally, a maximum obligation is not explicitly stated.  Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated.  Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of June 30, 2010.

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

The following table presents the changes in the Company’s warranty reserve in the six month ended June 30, 2010 and 2009:

	For the Six Month Ended
	June 30,
	2010	2009
Beginning balance	$2,664	$3,714
Provision for warranty	27	(1,427)
Utilization of reserve	-	-
Ending balance	$2,691	$2,314

NOTE 14 – SUBSEQUENT EVENTS

The Audit Committee of the Company’s Board of Directors intends to engage a new independent registered public accounting firm as soon as practicable to complete the required review of the financial statements for the three and six month periods ended June 30, 2010 under Auditing Standards No. 100 (“SAS 100”). The Company cannot predict when the Audit Committee will be able to retain a new independent registered public accounting firm or what the outcome of such firm’s review of the financial statements will be. When the new independent registered public accounting firm has been engaged and has completed its review of the Consolidated Financial Statements included in this report, the Company will file an amended report on Form 10-Q for the periods covered by this report.

Because the financial statements contained in this Form 10-Q do not meet the requirements of Rule 10-01 (d) of Regulation S-X, the Company may not be considered current in our filings under the Securities Exchange Act of 1934. Filing an amendment to this report, when the independent registered public accountants’ review is complete, would eliminate certain consequences of a deficient filing, but the Company may become ineligible to use Form S-3 to register securities until all required reports under the Securities Exchange Act of 1934 have been timely filed for the 12 months prior to the filing of the registration statement for those securities. The Company is evaluating the impact of filing a deficient Form 10-Q due to lack of a review by an independent registered public accounting firm on its covenants under its contractual commitments and the Securities Exchange Act.

The Company has evaluated all subsequent events through August 23, 2010, the date the financial statements were issued, and no additional items were noted that need to be disclosed.

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

Results of Operations

For the three months ended June 30, 2010 compared to the three months ended June 30, 2009

Revenues from sales of our products for the quarter ended June 30, 2010 were $157,042 compared to $208,174 for the corresponding period in 2009, a decrease of $51,132 or 32.6%.  With the current economic climate and the uncertainty on health care reform as to how it affects Medicare reimbursements cutbacks have created a difficult market place. We have reduced our selling price as an incentive but as of June 30, 2010 still experiencing slower sales.  Gross profit as a percentage of sales was 83% and 72% for the quarter ended June 30, 2010 and 2009, respectively.

Total operating expenses were $92,225 and $363,151, respectively for the quarter ended June 30, 2010 and 2009, a decrease of 293.8%.  The decrease can be attributed to lower stock option expense and other cost measurements that company has been vigorously implementing.

For the six months ended June 30, 2010 compared to the six months ended June 30, 2009

Revenues from sales of our products for the six month ended June 30, 2010 were $401,279 compared to $500,292 for the corresponding period in 2009, a decrease of $99,013 or 24.7%.  With the current economic climate and the uncertainty on health care reform as to how it affects Medicare reimbursements cutbacks have created a difficult market place.  While the numbers of units remained the same at 27 units in the first six months of 2010 and 2009, this was achieved by reducing the selling price. Gross profit as a percentage of sales was 77% and 73% for the six month ended June 30, 2010 and 2009, respectively.

Total operating expenses were $315,951 and $634,900, respectively for the six month ended June 30, 2010 and 2009, a decrease of 100.9%.  The decrease can be attributed to lower stock option expense and other cost measurements that company  has been vigorously implementing.

Liquidity and Capital Resources

As of June 30, 2010, we had $18,721 in cash or cash equivalents and $63,125 in inventory.  Conversely, there was $1,701,751 of current liabilities, which included accounts payable of $455,177.  We also had accrued liabilities of $1,017,354, and notes payable of $379,220, with an accumulated deficit of $12,812,455.  We have no plans for significant capital equipment expenditures for the foreseeable future.

Management understands the comments in the auditor’s report relative to the Company as a going concern.  We have taken a number of actions, to obtain financing, significantly reduce expenses and conserve cash.  We have also hired an internal sales force, to complement the occasionally inconsistent, and in some cases non-existent, sales by the company’s network of representatives.  All activities will as the HawkEye ™ product for law enforcement applications, which continue to serve as our source of revenue.  These activities will include maintaining the excellent relationships already formed with our suppliers, distributors, and customers.  Any future expenses not related to this core business will be examined in the light of our current liquidity position before approval.  Management believes that the plan that has been implemented will allow continuing operations and improvements over time.  Notwithstanding the foregoing, however, to the extent that additional funds are required to continue operations, there is no assurance that the Company could raise working capital or if any capital would be available to the Company at all.

Off-Balance Sheet Items

We have no off-balance sheet items as of June 30, 2010.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

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

None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 23, 2010.

ACUNETX INC.

By    /s/ Robert S. Corrigan                           .
Robert S. Corrigan
Chief Executive Officer