Form 10-K/A
period 2009-12-31
AcuNetx, Inc.
filed 2010-09-09
CIK 1097575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 2O549

AMENDMENT NO.1 TO
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

EXPLANATORY NOTE

On August 3, 2010 AcuNetx, Inc. received a letter from the Securities and Exchange Commission (the "SEC") regarding our Form 10-K for the year ended December 31, 2009. We have responded to the SEC's comments to our Form 10-K (the "Original Report") in this Amendment No. 1 (the "Amendment"). The purpose of the Amendment is to amend and restate Item 9A, Controls and Procedures, in its entirety.

The disclosures in this Amendment continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report, except as specifically noted. Accordingly, this Amendment should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings. The filing of this Amendment shall not be deemed to be an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.   Our principal executive and financial officer has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance with respect to the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures which:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 based upon the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based upon this assessment, no material weaknesses were discovered and our management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

This Annual Report does not include an attestation report of our registered public accounting firm with respect to internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission which permit us to provide only our management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting identified during the year ended December 31, 2009 which have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

AcuNetx, Inc.

By: /s/ Robert S. Corrigan
Robert S. Corrigan, President and
Chief Executive Officer
Date:  September   9, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

(1)           Principal Executive Officer and Principal Financial and Accounting Officer

/s/ Robert S. Corrigan	Chief Executive Officer and Acting Chief Financial Officer	September 9, 2010
Robert S. Corrigan

(3)           Directors

/s/ Robert S. Corrigan	Director	September 9, 2010
Robert S. Corrigan

/s/ Peter Miterko	Director	September 9, 2010
Peter Miterko

/s/ Steven Butler	Director	September 9, 2010
Steven Butler

	Director	September , 2010
Ronald A. Waldorf